Form 10-Q
period 1996-05-31
FIRST MORTGAGE CORP /UT/
filed 1997-02-03
CIK 36548

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   Form 10-Q
                                  Amendment #1

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended May 31, 1996

                           Commission File No. 33-2749

                           FIRST MORTGAGE CORPORATION
             (Exact name of registrant as specified in its charter)


Incorporated under the laws of
the State of  UTAH                               87-03202209
(State or other jurisdiction of                 (I.R.S. Employer
incorporation of organization)                  Identification Number)


            257 East 200 South, Suite 950, Salt Lake City, Utah 84111
                    (Address of Principal Executive Offices)

               Registrant's telephone number, including area code
                                 (801) 363-7663

                                       N/A
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   (1)  Yes  X              No
   (2)  Yes  X              No

Indicate the number of shares outstanding of each class of common stock as of May 31, 1996


                    51,101,680 COMMON STOCK (PAR VALUE $.001)

                           FIRST MORTGAGE CORPORATION
                                    Form 10-Q
                         Three Months Ended May 31, 1996


                                      INDEX

                                      Page

PART I  Financial Information

ITEM 1  Financial Statements

   Balance Sheets  ....................................................3

   Statements of Operations............................................4

   Statements of Cash Flows............................................5

   Notes to Financial Statements.......................................6

   Management's Discussion and Analysis of
   the Statement of Income.............................................7

PART II Other Information

 ITEM 1 Legal Proceedings.............................................8

 ITEM 2 Changes in Securities.........................................8

 ITEM 3 Defaults upon Senior Securities...............................8

 ITEM 4 Submission of Matters to a Vote of Security Holders...........8

 ITEM 5 Other Information.............................................8

 ITEM 6 Exhibits and Reports on Form 8-K..............................8

        SIGNATURES....................................................9

                           FIRST MORTGAGE CORPORATION
                                 Balance Sheets
                       May 31, 1996 and February 29, 1996

                                       (Unaudited)
                                              May                February
                                         31, 1996                29, 1996
                                      ------------            ------------
ASSETS
 Current Assets
   Cash in Bank                       $     18,881            $    20,577
   Cash in Savings                         321,000                320,000
   Other Receivables                       100,000                100,000
   Contracts Receivable                    188,441                260,441
   Prepaid Taxes                               -0-                  2,128
                                       ------------           ------------
     Total Current Assets                 628,322                 703,146

Fixed Assets
 Office Equipment                              45                      55
 Leasehold Improvements                       667                     750
                                      ------------            ------------
     Total Fixed Assets                       712                     805

Other Assets
 Land                                      26,416                  26,416
                                      ------------            ------------
     Total Other Assets                    26,416                  26,416
                                      ------------            ------------
     TOTAL ASSETS                     $   655,450             $   730,367
                                      ============            ============

                             See accompanying notes

                           FIRST MORTGAGE CORPORATION
                           Balance Sheets -Continued-
                        May 31, 1996 & February 29, 1996

                                      (Unaudited)
                                              May               February
                                         31, 1996               29, 1996
                                      ------------           ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable                     $        800            $    1,697
 Taxes Payable                               1,497                   -0-
 Notes Payable                              56,000               140,000
                                       ------------          ------------
     Total Current Liabilities              58,297               141,697

Stockholders' Equity

 Common Stock, 100,000,000
  Shares Authorized at $0.001
   Par Value;
  51,101,680 Shares Issued &
   Outstanding                              51,102                51,102
  Capital in Excess of Par Value           242,697               242,697
 Retained Earnings                         303,354               294,871
                                       ------------          ------------
     Total Stockholders' Equity            597,153               588,670
                                       ------------          ------------

     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY              $    655,450          $  730,367
                                       =============        ============

                             See accompanying notes
                           FIRST MORTGAGE CORPORATION
                            Statements of Operations
              For the Three Month Periods Ended May 31, 1996 & 1995

                                       (Unaudited)             (Unaudited)
                                             1996                    1995
                                       -----------             -----------
Revenues
 Mortgage Recovery                     $     23,000            $   93,262
 Interest                                     4,311                14,142
 Rent Income                                    -0-                22,218
 Bad Debt Recovery                            1,292                 1,574
                                        ------------          ------------
   Total Revenues                            28,603               131,196

Expenses

 Commission Expense                          13,200                16,800
 Interest Expense                               -0-                   645
 Office Expense                               1,497                 1,311
 Rent                                         2,175                 2,175
 Professional Fees                            1,000                 1,808
 Telephone                                      496                   417
 Depreciation                                    93                   146
 Land Expense                                   -0-                   348
 Travel                                         147                 1,178
 Taxes                                           15                   605
                                        ------------          ------------
   Total Expenses                            18,623                25,433
                                        ------------          ------------
   Net Profit Before Taxes                    9,980               105,763

   Income Taxes                               1,497                31,700
                                        ------------          ------------
   Net Profit After Taxes               $     8,483           $    74,063
                                        ============          ============
   Earnings Per Share                   $       .00           $       .00

   Weighted Average Shares
   Outstanding                           51,101,680            51,101,680

                            (See accompanying notes)
                           FIRST MORTGAGE CORPORATION
                            Statements of Cash Flows
             For the Three Months Periods Ended May 31, 1996 & 1995

                                       (Unaudited)             (Unaudited)
                                             1996                    1995
                                      ------------            ------------
Cash Flows from Operating Activities
 Net Income (Loss)                    $     8,483             $    74,063
 Adjustments to Reconcile Net
   Income or (Loss) to Operating
   Activities:
     Depreciation                              93                     146
 Changes in Operating Assets &
  Liabilities:
   (Increase) Decrease in Other
    Receivable                                -0-                  50,000
   Decrease in Prepaid Taxes                2,128                     -0-
   (Decrease) Increase in Accounts
    Payable                                  (897)                 (26,500)
   Increase (Decrease) in Taxes             1,497                   21,700

     Net Cash Provided by
     Operating Activities                  11,304                  119,409
                                      ------------             ------------
Cash Flows from Investing Activities
 Purchase of Building                         -0-                 (614,921)
 Increase in Long Term Debt                   -0-                  564,921
 Collected on Contracts                    72,000                   12,500
 (Decrease) Increase in Notes Payable     (84,000)                 (56,455)
                                      ------------             ------------
     Net Cash Provided by Investing
     Activities                           (12,000)                 (93,955)

Cash Flows from Financing Activities          -0-                      -0-
                                      ------------              ------------
     Net Cash Provided by Financing
     Activities                               -0-                       -0-
                                      ------------              ------------
     Increase (Decrease) in Cash             (696)                   25,454

     Cash at Beginning of Year        $   340,577               $   435,782
                                      ------------              ------------
     Cash at End of Year              $   339,881               $   461,236
                                      ============              ============
Expense Disclosures
 Interest                             $       -0-               $      645
 Taxes                                      1,497                   31,700

                             See accompanying notes

                           First Mortgage Corporation
                          Notes to Financial Statements


NOTE #1 - STATEMENT PREPARATION

        The Company has prepared the accompanying financial statements with interim financial reporting requirement promulgated by the Securities
and Exchange Commission.   The information furnished reflects all
adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

        The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 29, 1996 10-K report.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

        First Mortgage Corporation (the Company) is engaged in the business of buying loan packages of mostly commercial loans from the FDIC or RTC. The Company attempts to recover its investment and make a profit through collection efforts. It is the Company's policy to not recognize any income until it has recovered its initial investment. During the current quarter the Company collected $33,000 on its investments, recognized $19,800 as income, and purchased no new loan packages.

        During the quarter ending May 31, 1995, the Company foreclosed on one of the loans it had purchased. As a result of the foreclosure the Company borrowed $564,921 to pay off a first mortgage position holder and took over possession of a 20,000 square foot industrial building in Phoenix, Arizona. In 1996, the Company sold its position in the building to an associated investor. The Company is to receive $100,000 and interest at 8% on or before March 31, 1997. The investor paid off the $564,921.

RESULTS OF OPERATIONS

        First Mortgage Corporation (the Company) maintains adequate cash reserves to pay for its operations for at least three months without having to use its cash in savings (cash equivalents), cash is collected on contracts, commission are paid based on these collections. The Company has sufficient cash and cash equivalents to retire all of its debt and still have adequate working capital to continue its operations.

        The Company has no present need to raise additional capital by sale of its common stock shares.

                           PART II - OTHER INFORMATION


Item 1  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  None

Item 2  Changes in the Rights of the Company's Security Holders. .  None

Item 3  Defaults by the Company on its Senior Securities . . . . . .None

Item 4  Results of Votes of Security Holders . . . . . . . . . . . .None

Item 5  Other Information. . . . . . . . . . . . . . . . . . . . . .None

Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .None

                                   SIGNATURES



 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 30, 1997                By:  William S. Greaves
      ---------------------                ------------------------------
                                           William S. Greaves,
                                           President &
                                           Chief Executive Officer &
                                           Chief Accounting Officer
