Form 10-Q
period 1996-08-31
FIRST MORTGAGE CORP /UT/
filed 1997-02-03
CIK 36548

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   Form 10-Q
                                  Amendment #1

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended August 31, 1996

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

   (1)  Yes  X              No
   (2)  Yes  X              No

Indicate the number of shares outstanding of each class of common stock as of August 31, 1996


                    51,101,680 COMMON STOCK (PAR VALUE $.001)

                           FIRST MORTGAGE CORPORATION
                                    Form 10-Q
                        Six Months Ended August 31, 1996


                                      INDEX

                                      PAGE

PART I       Financial Information

 ITEM 1    Financial Statements

   Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . 3

   Statements of Operations. . . . . . . . . . . . . . . . . . . . . . 4

   Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . 5

   Notes to Financial Statements . . . . . . . . . . . . . . . . . . . 6

   Management's Discussion and Analysis of
   the Statement of Income . . . . . . . . . . . . . . . . . . . . . . 7

PART II Other Information

 ITEM 1 Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 8

 ITEM 2 Changes in Securities. . . . . . . . . . . . . . . . . . . . . 8

 ITEM 3      Defaults upon Senior Securities . . . . . . . . . . . . . 8

 ITEM 4 Submission of Matters to a Vote of Security Holders. . . . . . 8

 ITEM 5      Other Information . . . . . . . . . . . . . . . . . . . . 8

 ITEM 6      Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 8


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

                           FIRST MORTGAGE CORPORATION
                                 Balance Sheets
                      August 31, 1996 and February 29, 1996

                                            (Unaudited)
                                                August               February
                                              31, 1996               28, 1996
                                           ------------           ------------
                                     ASSETS

Current Assets
 Cash in Bank                              $     15,715            $   20,577
 Cash in Savings                                321,000               320,000
 Other Receivables                              100,000               100,000
 Contracts Receivable                           134,441               260,441
 Prepaid Taxes                                      -0-                 2,128
                                            ------------          ------------
        Total Current Assets                    571,156               703,146

Fixed Assets
 Office Equipment                                    35                    55
 Leasehold Improvements                             584                   750
                                            ------------          ------------
        Total Fixed Assets                          619                   805

Other Assets

 Land                                           29,518                 26,416
                                           ------------           ------------
        Total Other Assets                      29,518                 26,416
                                           ------------           ------------
        TOTAL ASSETS                       $   601,293            $   730,367
                                           ============           ============

                             See accompanying notes

                           FIRST MORTGAGE CORPORATION
                           Balance Sheets -Continued-
                       August 31, 1996 & February 29, 1996

                                            (Unaudited)
                                                August               February
                                              31, 1996               29, 1996
                                           ------------           ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable                          $        800            $    1,697
 Taxes Payable                                    1,173                   -0-
 Notes Payable                                    4,000               140,000
                                            ------------          ------------
        Total Current Liabilities                 5,973               141,697

Stockholders' Equity
 Common Stock, 100,000,000
   Shares Authorized at $0.001 Par Value;
   51,101,680 Shares Issued & Outstanding        51,102                51,102
 Capital in Excess of Par Value                 242,697               242,697
 Retained Earnings                              301,521               294,871
                                            ------------          ------------
        Total Stockholders' Equity              595,320               588,670
                                            ------------          ------------
        TOTAL LIABILITIES &
        STOCKHOLDERS' EQUITY                $   601,293           $   730,367
                                            ============          ============

                             See accompanying notes
                           FIRST MORTGAGE CORPORATION
                            Statements of Operations
                 For the Six Month Period August 31, 1996 & 1995
             and the Three Month Period Ended August 31, 1996 & 1995

                                 Six Month                Three Month
                               Period Ended               Period Ended
                            August       August        August       August
                          31, 1996     31, 1995      31, 1996     31, 1995
                       ------------ ------------  ------------ ------------
Revenues
 Mortgage Recovery     $    28,000  $   111,262   $     5,000  $    18,000
 Interest                    8,684       18,667         4,373        4,525
 Rent Income                   -0-       44,436           -0-       22,218
 Bad Debt Recovery           1,696        2,134           404          560
                       ------------ ------------  ------------ ------------
  Total Revenues            38,380      176,499         9,777       45,303

Expenses
 Commission Expense         16,200       24,000         3,000        7,200
 Interest Expense            1,564       21,286         1,564       21,285
 Office Expense              2,697        6,580         1,200        5,266
 Rent                        4,350        4,350         2,175        2,175
 Professional Fees           4,100        6,738         3,100        4,930
 Telephone                     998          855           502          438
 Depreciation                  186        3,220            93        3,074
 Land Expense                  -0-        1,348           -0-        1,000
 Travel                        447        1,178           300           15
 Taxes                         605          -0-           -0-          -0-
                       ------------ ------------  ------------ ------------
  Total Expenses            30,557       70,160        11,934       45,368
                       ------------ ------------  ------------ ------------
  Net Profit Before
   Taxes                     7,823      106,339        (2,157)         (65)

  Income Taxes               1,173       31,700           324          -0-
                       ------------ ------------  ------------ ------------
  Net Profit After
  Taxes                $     6,650  $    74,639   $    (1,833) $       (65)
                       ============ ============  ============ ============
  Earnings Per Share   $       .00  $       .00   $       .00  $      (.00)

  Weighted Average
  Shares Outstanding    51,101,680   51,101,680    51,101,680   51,101,680

                           See accompanying notes
/TABLE

                           FIRST MORTGAGE CORPORATION
                            Statements of Cash Flows
             For the Six Months Periods Ended August 31, 1996 & 1995

                                              (Unaudited)    (Unaudited)
                                                    1996           1995
                                              ------------  ------------
Cash Flows from Operating Activities
 Net Income (Loss)                            $     6,650   $    74,639
 Adjustments to Reconcile Net Income
   or (Loss) to Operating Activities:
    Depreciation                                      186         3,220
 Changes in Operating Assets &Liabilities:
   (Increase) Decrease in Other Receivable            -0-        50,001
   Decrease in Prepaid Taxes                        2,128           -0-
   (Decrease) Increase in Accounts Payable           (897)      (26,500)
   Increase (Decrease) in Taxes Payable             1,173        18,700
                                              ------------  ------------
    Net Cash Provided by Operating Activities       9,240       120,060

Cash Flows from Investing Activities
 Purchase of Land                                  (3,102)           -0-
 Purchase of Building                                 -0-       (614,921)
 Increase in Long Term Debt                           -0-        564,921
 Collected on Contracts                           126,000        272,500
 (Decrease) Increase in Notes Payable                 -0-        (56,455)
 Payment on Long Term Debt                       (136,000)        (9,356)
                                               ------------  ------------
    Net Cash Provided by Investing Activities      (13,102)      (88,311)

Cash Flows from Financing Activities
   Net Cash Provided by Financing Activities           -0-           -0-
                                               ------------  ------------
   Increase (Decrease) in Cash                      (3,862)       31,749

   Cash at Beginning of Year                   $   340,577   $   435,781
                                               ------------  ------------
   Cash at End of Year                         $   336,715   $   467,530
                                               ============  ============
Expense Disclosures
 Interest                                      $      1,564  $    21,286
 Taxes                                                1,173       31,700



                    See accompanying notes
/TABLE

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


LIQUIDITY AND CAPITAL RESOURCES

        First Mortgage Corporation (the Company) is engaged in the business of buying loan packages of mostly commercial loans from the FDIC or RTC. The Company attempts to recover its investment and make a profit through collection efforts. It is the Company's policy to not recognize any income until it has recovered its initial investment. During the current quarter the Company collected $5,000 on its investments, recognized $2,000 as income, and purchased no new loan packages.

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

        The Company has no present need to raise additional capital by sale of its common stock shares.

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



Date:January 30, 1997               By: William S. Greaves
     ------------------                 -------------------
                                        William S. Greaves, President &
                                        Chief Executive Officer &
                                        Chief Accounting Officer