Form 10-Q
period 1996-11-30
FIRST MORTGAGE CORP /UT/
filed 1997-02-04
CIK 36548

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended November 30, 1996

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

   (1)  Yes  X              No
   (2)  Yes  X              No

Indicate the number of shares outstanding of each class of common stock as of November 30, 1996.


                    51,101,680 COMMON STOCK (PAR VALUE $.001)
                           FIRST MORTGAGE CORPORATION
                                    Form 10-Q
                       Nine Months Ended November 30, 1996


                                      INDEX

                                      PAGE

PART I       Financial Information

 ITEM 1    Financial Statements

   Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . 3

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

 ITEM 3      Defaults upon Senior Securities . . . . . . . . . . . . . 8

 ITEM 4 Submission of Matters to a Vote of Security Holders. . . . . . 8

 ITEM 5      Other Information . . . . . . . . . . . . . . . . . . . . 8

 ITEM 6      Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 8

   SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                           FIRST MORTGAGE CORPORATION
                                 Balance Sheets
                     November 30, 1996 and February 29, 1996

                                            (Unaudited)             (Unaudited)
                                              November                February
                                              30, 1996                28, 1996
                                           ------------            ------------
                                     ASSETS

Current Assets
 Cash in Bank                              $     22,562            $    20,577
 Cash in Savings                                421,000                320,000
 Other Receivables                                  -0-                100,000
 Contracts Receivable                           107,441                260,441
 Prepaid Taxes                                      -0-                  2,128
                                           -------------           ------------
    Total Current Assets                        551,003                703,146

Fixed Assets
 Office Equipment                                    25                     55
 Leasehold Improvements                             501                    750
                                            ------------           ------------
    Total Fixed Assets                              526                    805

Other Assets

 Land                                           38,023                  26,416
                                           -------------           ------------
    Total Other Assets                           38,023                 26,416
                                           -------------           ------------
    TOTAL ASSETS                           $    589,552            $   730,367
                                           =============           ============

                             See accompanying notes
                           FIRST MORTGAGE CORPORATION
                           Balance Sheets -Continued-
                      November 30, 1996 & February 29, 1996

                                           (Unaudited)
                                              November               February
                                              30, 1996               29, 1996
                                          -------------            ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable                         $        800             $     1,697
 Taxes Payable                                     -0-                     -0-
 Notes Payable                                     -0-                 140,000
                                           -------------           ------------
    Total Current Liabilities                       800                141,697

Stockholders' Equity
 Common Stock, 100,000,000
   Shares Authorized at $0.001 Par Value;
   51,101,680 Shares Issued & Outstanding        51,102                 51,102
 Capital in Excess of Par Value                 242,697                242,697
 Retained Earnings                              294,953                294,871
                                           -------------          -------------
    Total Stockholders' Equity                  588,752                588,670
                                           -------------          -------------
    TOTAL LIABILITIES &
      STOCKHOLDERS' EQUITY                 $    589,552           $    730,367
                                           =============          =============

                             See accompanying notes
                           FIRST MORTGAGE CORPORATION
                            Statements of Operations
               For the Nine Month Period November 30, 1996 & 1995
            and the Three Month Period Ended November 30, 1996 & 1995

                                   Nine Month               Three Month
                                  Period Ended             Period Ended
                           November      November      November      November
                           30, 1996      30, 1995      30, 1996      30, 1995
                        ------------  ------------  ------------  ------------
Revenues
 Mortgage Recovery      $    66,000   $    58,357   $    38,000   $     25,713
 Interest                    13,058        23,313         4,374          4,646
 Miscellaneous Income           -0-         1,773           -0-          1,773
 Rent Income                    -0-        66,654           -0-         22,218
 Bad Debt Recovery            1,696         2,614           -0-            480
                        ------------  ------------  ------------  -------------
   Total Revenues            80,754       152,711        42,374         54,830

Expenses
 Commission Expense          56,800        30,200        40,600          6,200
 Interest Expense             3,752        35,330         2,188         14,044
 Office Expense               4,092         7,934         1,395          1,354
 Rent                         6,525         6,525         2,175          2,175
 Professional Fees            4,551        12,004           451          5,266
 Telephone                    1,521         1,295           523            440
 Depreciation                   279         8,247            93          5,027
 Filings & Fees                 -0-           -0-           -0-          1,906
 Land Expense                   -0-         5,126           -0-          3,775
 Travel                       2,729         2,152         2,282            974
 Taxes                          423         8,604           408          7,999
                        ------------  ------------  ------------  ------------
   Total Expenses            80,672       117,417        50,115         49,163
                        ------------  ------------  ------------  ------------
   Net Profit (Loss)
   Before Taxes                  82        35,294        (7,741)         5,667

   Income Taxes                 -0-         7,059         1,161         (1,133)
                        ------------  ------------  ------------  ------------
   Net Profit
   After Taxes          $        82   $    28,235   $    (6,580)  $      4,534
                        ============  ============  ============  =============
   Earnings Per
   Share                $       .00   $       .00   $      (.00)  $        .00

   Weighted
   Average Shares
   Outstanding           51,101,680    51,101,680    51,101,680     51,101,680

                             See accompanying notes
                           FIRST MORTGAGE CORPORATION
                            Statements of Cash Flows
           For the Nine Months Periods Ended November 30, 1996 & 1995

                                                     (Unaudited)    (Unaudited)
                                                           1996           1995
                                                    ------------  ------------
Cash Flows from Operating Activities
 Net Income (Loss)                                  $        82   $     28,235
 Adjustments to Reconcile Net Income
   or (Loss) to Operating Activities:
    Depreciation                                            279          8,247
 Changes in Operating Assets &Liabilities:
   Decrease in Prepaid Taxes                              2,128            -0-
   (Increase) Decrease in Other Receivable              100,000         49,795
   (Decrease) Increase in Accounts Payable                 (897)       (28,689)
   Increase (Decrease) in Taxes                             -0-        (12,447)
   Rounding                                                 -0-             (1)
                                                    ------------   ------------
    Net Cash Provided by Operating Activities           101,592         45,140

Cash Flows from Investing Activities
 Purchase of Land                                       (11,607)           -0-
 Purchase of Building                                       -0-       (564,921)
 Increase in Long Term Debt                                 -0-        564,921
 Collected on Contracts                                 153,000         46,500
 Payment on Notes Payable                              (140,000)       (65,813)
 Payment on Mortgages                                       -0-         (8,740)
                                                    ------------   ------------
    Net Cash Provided by Investing Activities             1,393        (28,053)

Cash Flows from Financing Activities                        -0-            -0-
                                                    ------------   ------------
   Net Cash Provided by Financing Activities                -0-            -0-
                                                    ------------   ------------
   Increase (Decrease) in Cash                          102,985         17,087

   Cash at Beginning of Year                        $   340,577    $   435,781
                                                    ------------   ------------
   Cash at End of Year                              $   443,562    $   452,868
                                                    ============   ============
Expense Disclosures
 Interest                                           $     3,752    $    35,330
 Taxes                                                      -0-          7,059

                             See accompanying notes
                           First Mortgage Corporation
                          Notes to Financial Statements


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

LIQUIDITY AND CAPITAL RESOURCES

        First Mortgage Corporation (the Company) is engaged in the business of buying loan packages of mostly commercial loans from the FDIC or RTC. The Company attempts to recover its investment and make a profit through collection efforts. It is the Company's policy to not recognize any income until it has recovered its initial investment. During the current quarter the Company collected $165,000 on its investments, recognized $101,500 as income, and purchased no new loan packages.

        During the quarter ending May 31, 1995, the Company foreclosed on one of the loans it had purchased. As a result of the foreclosure the Company borrowed $564,921 to pay off a first mortgage position holder and took over possession of a 20,000 square foot industrial building in Phoenix, Arizona. In 1996, the Company sold its position in the building to an associated investor. The Company received $100,000 from the investor in October 1996. The investor paid off the $564,921.

RESULTS OF OPERATIONS

        First Mortgage Corporation (the Company) maintains adequate cash reserves to pay for its operations for at least nine months without having to use its cash in savings (cash equivalents), cash is collected on contracts, commission are paid based on these collections. The Company has sufficient cash and cash equivalents to retire all of its debt and still have adequate working capital to continue its operations.

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



Date: January 30, 1997                     By: William S. Greaves
      ------------------                       -----------------------------
                                               William s. Greaves, President &
                                               Chief Executive Officer &
                                               Chief Accounting Officer