Form 10-K
period 1997-02-28
FIRST MORTGAGE CORP /UT/
filed 1997-07-14
CIK 36548

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                 FORM 10-K

(Mark One)
      X  Annual report under section 13 or 15(d) of the Securities Exchange
     ---
 Act of 1934 (Fee required)

          For the fiscal year ended February 28, 1997

     --- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

          For the transition period from -------- to ----------.

Commission File Number: 33-2749

                        FIRST MORTGAGE CORPORATION
          (Exact Name of Registrant as Specified in Its Charter)

          Utah                                      87-0320209
State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization                     Identification No.)

257 East 200 South, Suite 950, Salt Lake City, Utah               84111
---------------------------------------------------              -------
    (Address of Principal Executive Offices)                     Zip Code

                              (801) 363-7663
                           --------------------
          (Registrant's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act:  None

     Securities registered under Section 12(g) of the Exchange Act:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       NO   X
    -----    -----

     Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   N/A
                                         ------

     The aggregate market value of the voting stock held by non-affiliates (17,389,005 shares) based upon the price at which the stock was sold, as reported by management of the issuer, was approximately $325,000.

     The number of shares of Common Stock of the issuer outstanding as of July 11, 1997 was 51,101,680.

               Documents Incorporated by Reference

     A portion of the exhibits in Part III of the issuer's registration statement on Form S-18 is incorporated by reference into Part III of this Form 10-K.

                             TABLE OF CONTENTS
                                                                         Page
                                                                        ------
                                  PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.   Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 4

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . 4


                                  PART II
Item 5.   Market For Registrant's Common Equity
          and Related Stockholder Matters. . . . . . . . . . . . . . . . . 4

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . 5

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . 5

Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . 6

Item 9.   Changes in Disagreements With Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . . . . 7


                                PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . 7

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . 8

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 13.  Certain Relationships and Related Transactions . . . . . . . . . 9


                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .10
                                  PART I

ITEM 1.  BUSINESS

General
-------
     First Mortgage Corporation (the "Company") was organized under the corporation laws of the State of Utah on March 1, 1977, for the purpose of engaging in the real estate mortgage business, related activities, and other general purposes. The Company is currently engaged in the acquisition of interests in non-performing loan packages from various government and private financial organizations. Following acquisition of such loan packages, the Company attempts to collect such loans. In addition, the Company owns and manages commercial real estate located in Pocatello, Idaho, and Phoenix, Arizona. (See Item 2. Property.)

Industry Background
-------------------
     The Federal Deposit Insurance Corporation (the "FDIC") was organized in part to insure against failing financial institutions. In this capacity the FDIC often takes over failing financial institutions and liquidates the assets of the particular financial institution, including packages of loans either originated from the financial institution or serviced by such institution.

     In the mid-1980s many savings and loan institutions failed for various reasons. The Resolution Trust Corporation (the "RTC") was created to liquidate these savings and loan institutions, and in many cases to sell off packages of loans held by such savings and loan facilities.

     Many private financial institutions such as financing and mortgage companies also liquidate loan packages for many reasons, including loan packages which have performed poorly.

     In most instances the FDIC, RTC, and private financial institutions will place these loan packages for sale either on a sealed bid basis or in an auction proceeding. Investors have an opportunity to review the particular loan packages and bid on such packages. Generally, such packages are sold to the highest bidder and payment is required within a reasonably short period.

Business of the Company
-----------------------
     Since the mid-1980s the Company has been engaged primarily in the business of bidding on and collecting delinquent and other loans purchased from the FDIC, the RTC, and private financing companies. Mr. Greaves, the president of the Company, has been principally responsible for the evaluation of loan packages and bidding for the purchase of such packages. Generally, the Company receives notice of loan packages through direct mailings to the Company or through advertisements in trade journals or newspapers. Each loan package consists of from a few to several hundred non-performing individual loans, with most loan packages consisting of from ten to fifty such loans. After determining for which loan packages to bid, Mr. Greaves will visit the site of the financial institution holding the loan package and review the books and records relating to the particular loan package.

     The bidding process for the various loan packages will vary depending upon the type of financial institution involved. Generally, the Company will determine the potential for successful collection and will estimate the cost of collection, including the location of the originating loans. Based upon the information developed from this process, the Company will place a bid with the financial institution or will attend the auction and bid on the package. Management believes that it is successful in approximately twenty percent of the bids made for loan packages, or parts of such loan packages.

     Financing for the acquisition costs of the particular loan packages is furnished in part by funds provided by the Company and by others in joint venture arrangements on each individual loan package. In general, the Company will seek from ten to fifty percent participation by such joint venture partners. Typically, the Company has entered into joint venture arrangements with Eiger Enterprises, Ltd. a limited partnership affiliated with Susan and Bryce Wade, beneficial owners of in excess of five percent of the outstanding shares of the Company. (See Item 12. Security Ownership of Certain Beneficial Owners and Management, and Item 13. Certain Relationships and Related Transactions.)

     The Company handles all collection procedures in-house, except where legal action is required to collect delinquent loans. In such instances the Company engages local attorneys to bring collection actions in the city in which the debtor is located.

Competition
-----------
     The Company competes against a number of companies which are better financed and have more employees than the Company. There are a number of much larger companies which compete in acquiring loan packages involving first mortgages on single family dwellings; however, the Company does not bid on such packages.

     Management believes that the number of available loan packages from failed financial institutions is becoming very limited. Most of the savings and loan institutions have been fully liquidated and the number of banks which fail is fewer than in previous years. Consequently, the Company has fewer loan packages for which it can bid, and the competition for, and cost of, such packages is becoming greater.

Regulation
----------
     On September 20, 1977, Congress enacted the Federal Fair Debt Collection Practices Act, codified at 15 U.S.C. Section 1692, et seq.(the "Act"), and amended it in 1986. The Act extends its protection only to certain persons, and applies its prohibitions only to certain debt transactions and to a limited category of persons or entities collecting debts. In general, the protections of the Act are extended only to consumers who are natural persons who incurred debt for personal, family, or household purposes. In other words, the Act does not apply to the collection of commercial or business debts. Also, the Act does not apply to debt collectors who collect debts for themselves rather than for others.

     Only a small number of the debts collected by the Company involve consumer debts. Also, all of the loan packages are collected for the benefit of the joint venture which owns the loan package. Therefore, the Company does not believe that the Act applies to the operations of the Company, even in connection with the collection of consumer debts.

     A number of states have enacted similar debt collection legislation. The Company believes that it is either exempt from such legislation or it is in compliance with such laws.

Employees
---------
     As of July 11, 1997, the Company had no full-time employees. Mr. Greaves, the President of the Company devotes approximately one-half of his time to the business of the Company. (See Item 10. Directors and Executive Officers of the Registrant.)

Patents and Trademarks
----------------------
     The Company does not own any patents or trademark rights.

ITEM 2.  PROPERTY.

Office Space
------------
     The principal executive offices of the Company are located at 257 East 200 South, Suite 950, Salt Lake City, Utah, and consists of approximately 1,000 square feet of office space which it sublets on a month to month basis for $725 per month from DeWaal, Keeler & Company, Certified Public Accountants. (See Item 13. Certain Relationships and Related Transactions.)

Idaho Property
--------------
     The Company owns an eighty percent (80%) interest as a tenant in common with an unrelated third party in approximately 5.58 acres of undeveloped commercial real property located in Pocatello, Idaho. During the fiscal year ended February 28, 1993, the Company partitioned the land previously owned by the Company by exchanging its tenant in common interest in approximately twelve acres adjoining the present acreage for the existing tenant in common interest in a parcel which consists of frontage property on the corner of Center Street and the on-ramp to Interstate 15 in downtown Pocatello, Idaho.

     The Company currently intends to sell or lease the property for commercial development; however, the Company does not intend to develop the land itself or to operate any business on the property. The Company has no formal or written agreement with the holder of the remaining twenty percent interest in the property, and any decision to sell or lease the land would need to be done in conjunction with such party. The president of the Company has had a long-standing business relationship with such party and therefore believes that the Company will be able to reach an equitable arrangement with such party should the Company decide to sell or lease the property. In addition, the Company has agreed to cooperate in any development of the property which may include the adjacent parcel in which the Company previously held an interest, but no formal agreement has been discussed or reached.

ITEM 3.  LEGAL PROCEEDINGS.

     Neither the Company nor any of its properties is a party to any material pending legal proceedings, including any material bankruptcy, receivership, or similar proceeding. Management of the Company does not believe that there are any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the year ended February 28, 1997, to a vote of the security holders.



                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Common Stock of the Company is not currently traded, and there is no established public trading market for the Common Stock. There are no market markers in the Common Stock. Management believes that there exists a very limited or no degree of liquidity associated with the stock. Management is not aware of actual trading volumes in the stock for the most recent two fiscal years or since the end of the most recent fiscal year.
In addition, management is not able to provide the high and low bid quotations since no market trades are known by management to have occurred during the prior two fiscal years or since the end of the most recent fiscal year.

     As of July 11, 1997, there were approximately 300 holders of record of the Common Stock of the Company as reported to the Company by its transfer agent.

     The Company has not declared any cash dividends on any class of common equity for the last two fiscal years or subsequent to the most recent fiscal year end. The Company does not anticipate declaring or paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                                02/28/97   02/29/96   02/28/95   02/28/94    02/28/93
                              ---------- ---------- ---------- ----------  ----------
Income Statement Data
Revenue                       $  59,908  $  98,161  $ 131,529  $ 153,493   $ 210,432
Operating Expenses               96,744     87,607     84,118     77,930     107,066
Income from
 Operations                     (39,836)    10,554     47,111     75,563     103,366
Interest (Loss)
 Expenses                         3,753      1,120      4,287      2,143       1,887
Provisions for Taxes             (4,741)     3,419      9,422     16,108      25,734
Net Income (Loss)               (35,095)     9,654     37,689     57,312      75,745
                              ---------- ---------- ---------- ----------  ----------
  Earnings Per Share               0.00       0.00       0.00       0.00        0.00
  Shares Outstanding         51,101,680 51,101,680 51,101,680 51,101,680  51,101,608
Balance Sheet Data

Cash & Cash Equivalent          470,153    340,577    435,781    374,370     429,214

  Total Assets               $  553,575 $  730,367  $  761,587 $  545,523  $ 508,090

  Total Debt                        -0-    141,697    182,571      4,196      22,585

  Shareholders'
  Equity                        553,575    588,670    579,016    541,327     484,015

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Result of Operations
--------------------
     The Company earns revenues from the collection of contracts purchased primarily from the RTC and the FDIC, as well as from private financial institutions. Contracts are purchased by competitive bids on packages of loans from failed savings and loan and other financial associations. Loan packages are awarded to the highest bidder and such bidder must take all loans included in the package. There is no recourse or other guarantee that any of the loans can be collected or that the Company will be able to recover its costs in the package of loans.

     Loan packages vary in size in the number of loans included and the potential dollar amount of recovery. When the Company wishes to share the risk of collection of the loan packages, it will enter into arrangements with other investors. When these arrangements are made, both the Company and the other investors receive proportionate interest in the proceeds.

     The Company does not recognize income of any specific loan packages until such time as the entire investment is recovered. Since the Company has no recourse or other guarantee on the collect ability of the loan packages, and since as a general rule there is no market for factoring or marketing the loans individually, the fair market value of the loan packages is undeterminable and is presented on the financial statements at its cost, less amounts collected.

     The Company's business is affected by general economic conditions. As failure rates of savings and loan associations or other regulated banking institutions improve, the availability of loan packages decreases and the competition becomes more intense for the available packages. These factors create uncertainty as to the Company's ability to acquire economical loan packages with acceptable risk factors.

Liquidity and Capital Resources
-------------------------------
     The Company's cash requirements consist principally of working capital, and payment of principal and interest on its outstanding indebtedness. The Company has no plans for capital expenditures. At February 28, 1997 and February 29, 1996, the Company had working capital of $509,325 and $561,449, respectively. Cash and cash equivalents balances were $470,153 and $340,577, respectively. The Company's growth in working capital at February 29, 1997, and February 28, 1996, was attributable to its operations. Operations accounted for all increases in cash flows for the years ended February 29, 1997 and February 28, 1996.

     The Company believes that cash from operating activities will be sufficient to finance its activities for its fiscal year ending February 28, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are attached hereto and incorporated herein:

                                                                       Page

Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . .F-2

Balance Sheets for the years ended February 28, 1997
and February 29, 1996. . . . . . . . . . . . . . . . . . . . . . . . . .F-3

Statements of Operations for the years ended February
28, 1997, February 29, 1996 and February 28, 1995. . . . . . . . . . . .F-5

Statement of Stockholders Equity from March 1, 1993
to February 28, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .F-6

Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . .F-7

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following information is provided for each of the executive officers and directors of the Company:

     WILLIAM S. GREAVES has been the President and a Director of the Company since 1977. Mr. Greaves devotes approximately half of his time to the business of the Company. Since approximately 1980, he has been the president of Green River Development Associates, Inc., a privately held company engaged in providing retail services to long-haul truckers. Mr. Greaves received his bachelor of science degree in 1966 in sociology and business from Utah State University, and his masters of public administration in 1970 from the University of Southern California. Age 52.


     STANLEY R. DE WAAL has been the Secretary and Treasurer of the Company since 1977 and has been a Director of the Company since 1977. He is certified public accountant and a senior partner in DeWaal, Keeler & Company, Certified Public Accountants, which has been his principal occupation for at least the past five years. (See Item 13. Certain Relationships and Related Transactions.) Age 62.

     DONALD L. SMITH has been a Director of the Company since 1977. From 1975 to 1991 Mr. Smith was the owner of Smith Agency/Insurance Associates, an independent insurance agency. Since 1991 he has been an insurance agent for ATP Insurance, Inc., an independent insurance agency. Age 63.

     The Company believes that the potential success of the business of the Company is significantly dependent upon the services of its current president, Mr. Greaves. The Company has no employment agreement with Mr. Greaves and carries no life insurance upon his life. In addition, if Mr. Greaves leaves the Company, he is not prohibited by any contract from competing with the Company in its business ventures. The Company believes that the loss of the services of Mr. Greaves could have a material negative impact upon the current business of the Company.

     The term of office of each director is one year and until his successor is elected at the annual meeting of the Company and qualified. The term of office for each officer of the Company is at the pleasure of the Board of Directors. The Board of Directors has no nominating, auditing or compensation committee. The Bylaws of the Company provide that the annual meeting of the stockholders shall be held on the third Friday in March of each year or at such other time as the Board of Directors may from time to time determine. There are no arrangements or understandings between any of the officers or directors and any other person(s) pursuant to which such officer or director was selected as an officer or director. There are also no family relationships between any director or executive officer of the Company.

     During the most recent fiscal year ended February 28, 1997, the Company did not have a class of equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended. Therefore, no Forms 3,4, or 5 were filed during such year.

                                   - 7 -

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate executive compensation paid by the Company for the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995.

                         Annual Compensation                Long-Term Compensation
                ---------------------------------          -------------------------
                                                         Awards       Payouts
                                                  ------------------ --------
                                                  Restric-                       All
Name and                                  Annual      cted                     Other
Principal                                Compen-     Stock  Options     LTIP  Compen-
Position            Year  Salary   Bonus  sation  Award(S)    /SARs  Payouts   sation
-----------        ------ -------  ----- -------  --------  -------  -------  -------
William S.                                   (1)
Greaves             1997      ---    --- $60,500       ---      ---      ---      ---
                    1996      ---    ---  38,600       ---      ---      ---      ---
                    1995      ---    ---  35,857       ---      ---      ---      ---

     (1)Mr. Greaves' received this compensation as commission on individual packages of loans managed by the Company.

     Mr Greaves' compensation is determined on the basis of each individual loan package purchased by the Company. In general, Mr. Greaves receives from approximately twenty to forty percent of the proceeds of the loan packages after the initial purchase price for the package is collected and paid to the Company and the other joint venture investors.

     No other executive officer of the Company received any compensation exceeding $100,000 for the fiscal years ended February 28, 1997 and February 29, 1996 and February 28, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information concerning the stock ownership as of August 31, 1995, of (I) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock; (ii) all directors; (iii) each of the executive officers; and (iv) directors and executive officers of the Company as a group:

                               Name and Address Amount and Nature of   Percent
Title of Class              of Beneficial Owner Beneficial Ownership  of Class
-----------------      ------------------------ --------------------  --------
Common Stock           William S. Greaves           25,601,100          50.08%
($.001 par value)      2924 LaJoya Drive
                       Salt Lake City, UT 84124

Common Stock           Stanley De Waal                     -0-               *
($.001 par value)

Common Stock           Donald L. Smith                  25,000               *
($.001 par value)

Common Stock           Susan and Bryce Wade          8,086,575          15.82%
($.001 par value)      2205 Pheasant Way
                       Salt Lake City, UT 84121

Common Stock            Directors and Executive     25,626,100          50.12%
($.001 par value)       Officers as a Group
                        (3 Persons)
                                   - 8 -

     * Represents less than one percent of the total outstanding shares.

     There are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change of control of the Company. However, the Company is seeking additional business ventures, the acquisition of which could result in a change of control of the Company. The Company presently has not entered into any arrangements with any party in connection with a potential acquisition.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company sublets its principal executive offices from DeWaal, Keeler & Company, Certified Public Accountants. Mr. DeWaal, an officer and director of the Company, is a senior partner in such accounting firm. Management believes that the price paid for such space is equal to or less than would be paid for similar space from a non-affiliated third party.
The Company has no written contract for such services. (See Item 2. Property and Item 10. Directors and Executive Officers of the Registrant.)


     These shares are held of record by W.S. Greaves & Associates, Inc., a company controlled by Mr. Greaves. Mr. Greaves is the sole shareholder, officer, and director of this company.

     These shares are held of record by Fay B. Smith, the wife of Mr. Smith. Mr. Smith is deemed to share beneficial ownership in such shares with his wife by virtue of such relationship.

     These shares are held of record by Eiger Enterprises, Ltd., a family limited partnership. Eiger, Inc., a company owned by Mrs. Wade, is the general partner of such limited partnership. Mr. and Mrs. Wade are husband and wife, and therefore, Mr. Wade is deemed to share beneficial ownership in such shares with his wife by virtue of such relationship, although he has no legal ownership in such shares.

     DeWaal, Keeler & Company, Certified Public Accountants, provides accounting services for the Company. Mr. DeWaal, an officer and director of the Company, is a senior partner in such accounting firm. Management believes that the price paid for such accounting services is equal to or less than would be paid for similar services from a non-affiliated third party. The Company has no written contract for such services. (See Item
10. Directors and Executive Officers of the Registrant.)

     DeWaal, Keeler & Company, Certified Public Accountants, provides accounting services for Green River Development Associates, Inc., a company controlled by Mr. Greaves, an officer and director of the Company. Mr. DeWaal, an officer and director of the Company, is a senior partner in such accounting firm. In addition, ATP Insurance, Inc., an independent insurance agency affiliated with Mr. Smith, a director of the Company, provides insurance products for Green River Development Associates, Inc. (See Item 10. Directors and Executive Officers of the Registrant.)

                               - 9 -

     Stanley DeWaal, an officer and director of the Company, is the general partner of Center Street Associates, Ltd. ("CSA"), a Utah limited partnership which owns approximately 37.5 acres of the parcel of unimproved real property which originally included the 5.58 acres of unimproved real property in which the Company owns an 80% interest located in Pocatello, Idaho. CSA was one of the parties, together with the Company and other unrelated parties, which originally owned a percentage interest in the entire tract which was reapportioned during the fiscal year ended February 28, 1993. In addition, CSA and the Company agreed to guaranty the owner of an adjacent parcel that such property could be sold in an are's-length transaction for not less than $100,000, or CSA would pay the difference between the selling price and $100,000, but not to exceed $10,000. (See
Item 2. Property.)

     Eiger Enterprises, Ltd. has currently, and has from time to time, entered into arrangements with the Company in connection with the purchase of loan packages. However, the Company has no written contracts in connection with such arrangements. Eiger Enterprises, Ltd. is a limited partnership the general partner of which is Eiger, Inc., a company controlled by Susan Wade. Mrs. Wade and her husband, Bryce Wade, are deemed the beneficial owners of in excess of five percent of the outstanding shares of the Company. During the fiscal year ended February 29, 1996, Eiger Enterprises, Ltd. invested in such joint arrangements.
(See Item 1. Business, Item 2. Property, and Item 12. Security Ownership of Certain Beneficial Owners and Management.) The Company provides to Mr. Wade a nominal amount of office space at no charge; the Company has no written contract for such arrangement.


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) See Item 8 above for a list of the financial statements filed as a part of this report.

     (b) The following exhibits are furnished with this Report as required by Item 601 of Regulation S-K:

                                  - 10 -

Exhibit No.    Description of Exhibit                                  Page
-----------    ---------------------------------------------        -------

     3.1         Articles of Incorporation, as amended                   *
     3.2         By-Laws of the Company currently in effect              *


     * Filed as an exhibit with the Company's registration statement on Form S-18 effective November 7, 1986.

     (c) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST MORTGAGE CORPORATION

                                        /S/ William S. Greaves
                                   By:  ----------------------
Date: July 11, 1997                     William S. Greaves, President and
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /S/ William S. Greaves
By:------------------------        Date: July 11, 1997
     William S. Greaves,
     Director, Chief Financial
     Officer and Principal
     Accounting Officer


     /S/ Stanley R. DeWaal
By:  ----------------------        Date: July 11, 1997
     Stanley R. DeWaal, Director


     /S/ Donald. L. Smith
By:  ----------------------        Date: July 11, 1997
     Donald L. Smith, Director

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Company has not furnished to its shareholders an annual report covering the registrant's fiscal year ended February 28, 1997. No proxy statement, form of proxy or other proxy soliciting material has been sent to any of the registrant's security-holders with respect to any annual or other meeting of the security-holders. The registrant has no immediate plans to furnish any proxy material to its security-holders subsequent to the filing of this annual report on Form 10-K. However, the Company intends to furnish its shareholders an annual report for the year ended February 28, 1997.

                        FIRST MORTGAGE CORPORATION

                           FINANCIAL STATEMENTS


                             February 28, 1997
                                     &
                             February 29, 1996

/Letterhead/              Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite 300
                        Salt Lake City, Utah 84111
                               801-521-2392

Darrell T. Schvaneveldt, C.P.A.


                        Independent Auditors Report
                        ---------------------------

Board of Directors
FIRST MORTGAGE CORPORATION


     I have audited the accompanying balance sheets of FIRST MORTGAGE CORPORATION, as of February 28, 1997 and February 29, 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended February 28, 1997, February 29, 1996, and February 28, 1995. These financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of FIRST MORTGAGE CORPORATION, as of February 28, 1997, and February 29, 1996, and the results of its operations and its cash flows for the years ended February 28, 1997, February 29, 1996, and February 28, 1995, in conformity with generally accepted accounting principles.




/S/ Schvaneveldt & Company
Salt Lake City, Utah
June 25, 1997

                         FIRST MORTGAGE CORPORATION
                              Balance Sheets
                  February 28, 1997 and  February 29, 1996

                                                   February       February
                                                   28, 1997       29, 1996
                                                 -----------    -----------
                                  ASSETS

Current Assets
--------------
    Cash in Bank                                 $   48,153   $   20,577
    Cash in Savings                                 422,000      320,000
    Other Receivables                                   -0-      100,000
    Contracts Receivable                             34,430      260,441
    Prepaid Taxes                                     4,742        2,128
                                                 -----------  -----------
       Total Current Assets                         509,325      703,146

Fixed Assets
------------
    Office Equipment                                    -0-           55
    Leasehold Improvements                              610          750
                                                 -----------  -----------
       Total Fixed Assets                               610          805

Other Assets
------------
    Land - (Note #4)                                 43,640       26,416
                                                 -----------  -----------
       Total Other Assets                            43,640       26,416
                                                 -----------  -----------
        TOTAL ASSETS                             $  553,575   $   30,367
                                                 ===========  ===========

 The accompanying notes are an integral part of these financial statements

                        FIRST MORTGAGE CORPORATION
                        Balance Sheets -Continued-
                   February 28, 1997 & February 29, 1996

                                                   February       February
                                                   28, 1997       29, 1996
                                                 -----------    -----------
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current Liabilities
-------------------
    Accounts Payable                             $      -0-     $    1,697
    Taxes Payable                                       -0-            -0-
    Notes Payable                                       -0-        140,000
                                                 -----------    -----------
       Total Current Liabilities                        -0-        141,697

Stockholders' Equity
--------------------
    Common Stock, 100,000,000
     Shares Authorized at $0.001 Par Value;
     51,101,680 Shares Issued and Outstanding        51,102         51,102
    Capital in Excess of Par Value                  242,697        242,697
    Retained Earnings                               259,776        294,871
                                                 -----------    -----------
        Total Stockholders' Equity                  553,575        588,670
                                                 -----------    -----------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                     $  553,575     $  730,367
                                                 ===========    ===========

The accompanying notes are an integral part of these financial statements

                        FIRST MORTGAGE CORPORATION
                         Statements of Operations
                        For the Fiscal Years Ended
         February 28, 1997, February 29, 1996 & February 28, 1995

                                               1997          1996       1995
                                         -----------  ------------ ----------
Revenues
--------
  Mortgage Recovery                      $   35,000   $   78,618   $   95,935
  Interest                                   19,849       16,653       14,136
  Gain on Sale of Assets                        -0-          -0-       10,791
  Bad Debt Recovery                           2,059        2,890       10,667
                                         -----------  -----------  -----------
    Total Revenues                           56,908       98,161      131,529

Expenses
--------
  Commission Expense                         60,500       38,200       38,587
  Interest Expense                            3,753        1,120        4,287
  Office Expense                              6,272        8,387        5,453
  Rents                                       9,276        8,700        8,710
  Professional Fees                           3,551       12,004       15,885
  Telephone                                   4,031        1,995        1,731
  Depreciation                                  195          394          586
  Land Expense (Note #6)                      1,000        6,629        2,337
  Travel                                      7,379        2,515        6,131
  Taxes                                         487        7,663          711
                                         -----------  -----------  -----------
    Total Expenses                           96,744       87,607       84,418
                                         -----------  -----------  -----------
    Net Profit (Loss)
    from Operations                         (39,836)      10,554       47,111

Other Income
------------
  Net Rent Income                               -0-        2,519          -0-
                                         -----------  -----------  -----------
    Net Income Before Taxes                 (39,836)      13,073       47,111

    Income Taxes                              4,741       (3,419)      (9,422)
                                         -----------  -----------  -----------
    Net (Loss) Profit After
    Taxes                                $  (35,095)  $    9,654   $   37,689
                                         ===========  ===========  ===========
    (Loss) Earnings Per Share                  (.00)         .00          .00

    Weighted Average Shares
    Outstanding                          51,101,680   51,101,680   51,101,680


   The accompanying notes are an integral part of these financial statements

                        FIRST MORTGAGE CORPORATION
                    Statements of Stockholders' Equity
                  From March 1, 1993 to February 28, 1997

                                                                   Additional
                                       Common Stock       Paid in    Retained
                                  Shares        Amount    Capital    Earnings
                             -------------------------------------------------
Balance,
March 1, 1993                    51,101,680   $ 51,102   $ 242,697  $ 190,216

Income for
Year Ended
February 28, 1994                                                      57,312
                             -------------------------------------------------
Balance,
February 28, 1994                51,101,680     51,102     242,697    247,528

Income for
Year Ended
February 28, 1995                                                      37,689
                             -------------------------------------------------
Balance,
February 28, 1995                51,101,680     51,102     242,697    285,217

Income For
Year Ended
February 29, 1996                                                       9,654
                             -------------------------------------------------
Balance,
February 29, 1996                51,101,680     51,102     242,697    294,871

Loss for Year Ended
February 28, 1997                                                     (39,095)
                             -------------------------------------------------
Balance,
February 28, 1997                51,101,680   $ 51,102   $ 242,697  $ 259,776
                             =================================================


    The accompanying notes are an integral part of these financial statements

                        FIRST MORTGAGE CORPORATION
                         Statements of Cash Flows
                        For the Fiscal Years Ended
        February 28, 1997, February 29, 1996 and February 28, 1995,

                                                1997        1996         1995
                                          ----------- -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                       $  (35,095) $    9,654   $   37,689
  Adjustments to reconcile net income
    or (loss) to operating activities:
     Depreciation                                195      13,566          586
  Changes in operating assets and
    liabilities:
    (Increase) in Prepaid Taxes               (2,614)     (2,128)         -0-
    (Increase) Decrease in Accounts
     Receivable                              100,000     (49,708)      (49,626)
    (Decrease) Increase in Accounts
      Payable                                 (1,697)    (26,992)       28,689
    Increase (Decrease) in Taxes
      Payable                                    -0-      15,480         2,705
                                          ----------- -----------   -----------
        Net Cash (Used) Provided by
        Operating Activities                  60,789     (31,549)       20,043

Cash Flows from Investing Activities
------------------------------------
  Purchase of Land                           (17,224)        -0-       (26,416)
  Cash Received on Contracts                 229,200     115,118       390,198
  Investment in Contracts                     (3,189)   (159,035)     (475,638)
  Non Cash Changes in Contracts                  -0-     (81,797)          -0-
  Decrease in Partnership Interest               -0-         -0-         6,243
  (Decrease) Increase in Notes
   Payable                                  (140,000)     (6,981)      146,981
                                          ----------- -----------   -----------

         Net Cash Provided by
         Investing Activities                 68,787    (132,695)       41,368

Cash Flows from Financing Activities
------------------------------------

         Net Cash Provided by
         Financing Activities                    -0-         -0-           -0-
                                          ----------- -----------   -----------

         Increase (Decrease) in Cash         129,576     (95,204)       61,411

         Cash at Beginning of Year           340,577     435,781       374,370
                                          ----------- -----------   -----------
         Cash at End of Year              $  470,153  $  340,577    $  435,781
                                          =========== ===========   ===========
Expense Disclosures
-------------------
  Interest                                $    3,753  $   61,794   $    4,287
  Taxes                                          -0-       3,419        4,722

The accompanying notes are an integral part of these financial statements

                        FIRST MORTGAGE CORPORATION
                       Notes to Financial Statements

NOTE #1 - Corporate History and Purpose
---------------------------------------
     The Company was incorporated on March 1, 1977, under the laws of the State of Utah and amended its articles of incorporation April 5, 1982.

     The Company's purpose is to act as a Real Estate Mortgage Broker and to take advantage of any legal business opportunity which appears to have profitable potential for the Company.


NOTE #2 - Summary of Significant Accounting Policies
----------------------------------------------------
(1) Depreciation on assets is recorded using the straight-line method and a 6 or 10 year life.
(2)  The Company uses the accrual method of accounting.
(3) Revenues and expenses are recognized in the period in which the activities occur.
(4)  The Company has had no noncash financing activities.
(5) The Company considers all short term, highly liquid investments that are readily convertible to known amounts, within ninety days as cash.
(6)  Noncash Investing Activities.
     In 1992, the Company exchanged its 50% undivided interest in 12.5 acres of Commercial land in Pocatello, Idaho for 80% of 5.58 frontage in the same parcel.
(7)  Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumpations that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE #3 - Public Offering of Common Stock
-----------------------------------------
     In 1987, the Company completed a public offering of 8,750,000 shares of its authorized but unissued common stock to the public at $0.02 per share. All costs associated with the public offering have been netted against offering proceeds.

NOTE #4 - Commercial Land
-------------------------
     The Company is a common tenant with an undivided 80% interest in 5.58 acres of commercially zoned land in Pocatello, Idaho. The acreage is in the Northeast quadrant of the intersection of Center Street and the I-15 Freeway. The location of the property is near Idaho State University and across the street from the Intermountain Health Care facility. The land is presently vacant, and has no encumbrances. Feasibility studies have been done so that development might be undertaken.

                        FIRST MORTGAGE CORPORATION
                Notes to Financial Statements -Continued-

NOTE #5 - Depreciation of Fixed Assets
--------------------------------------
     The following is a summary of leasehold improvements and office equipment at cost, accumulated depreciation, and depreciation expense.

                                                Accumulated      Depreciation
                                  Cost         Depreciation         Expenses
Assets                       1997     1996     1997      1996   1997     1996
------------------------------------------------------------------------------
Leasehold Improvements     $1,400   $1,400   $  790    $  650 $  140   $  140
Office Equipment            4,348    4,348    4,348     4,293     55      254
                           ---------------------------------------------------
  Total                    $5,748   $5,748   $5,138    $4,943 $  195   $  394

     Depreciation for all fixed assets is computed using the straight-line method with useful lives of 6 or 10 years on both classes of assets.

NOTE #6 - Accounts Receivable
-----------------------------
     The Company and an associated investor advanced to a third party $25,00 each to purchase a loan package. The Company acted as broker for the transaction and on March 21, 1995, received the $50,000, paid a commission of $3,000 and returned to the associated investor $23,500. In 1996, the Company sold its position in a repossessed building in Phoenix, Arizona, to an associated investor. The Company received $100,000 on October 4, 1997.

NOTE #7- Land Expenses
----------------------
     The Company paid expenses on the land described in Note #4 as follows.

                                           1997      1996      1995
     ---------------------------------------------------------------
     Taxes                              $   487   $   503   $   -0-
     Engineering & Legal                    -0-     4,126       -0-
     Management                           1,000     2,000     2,337
                                        ----------------------------
          Total Expenses                $ 1,487   $ 6,629   $ 2,337

NOTE #8 - Resolution Trust Contracts
------------------------------------
     The Company has purchased from the Resolution Trust Corporation, and the F.D.I.C. loan packages. These loan packages are bought by sealed competitive bid. At date of purchase the Company has no guarantee it can recover its investment or collect any of the principal balance. The Company has adopted the practice of recovering its investment then recognizing as income all proceeds of collection efforts in the period in which the money is received.

     The Company has acquired several loan packages from the Resolution Trust Corp., and FDIC (see Note #8) and other privately negotiated contracts. Because the financial instruments that the Company holds have no established market through which the Company could liquidate them, the amounts listed below represent the anticipated amounts to be realized over a period of years.

                                    F-9

                        FIRST MORTGAGE CORPORATION
                 Notes to Financial Statements -Continued-

NOTE #8 - Resolution Trust Contracts -Continued-
------------------------------------------------
     Scheduled below are the disclosures required pursuant to SFAS 107.

                             Original
                             Purchase      Book Values      Expected Returns
                              Amount   02/28/97  02/29/96  02/29/97  02/28/96
                             -------------------------------------------------
Kansas City Loan Package     $ 92,000   $ 8,500  $ 64,500  $ 14,000  $ 70,000
Panama City Trailer
 Park Loan                    100,000    39,000    81,000    69,000   111,000
Irvine, California Loan
 Package                      162,223    59,023   159,034    69,990   170,000
Connecticut Mortgage
 Certificate                   35,050    12,050    35,050    17,050    40,000
Connecticut SBA Loan           20,857    15,857    20,857    25,000    30,000
                             -------------------------------------------------
  Subtotal                   $410,130  $134,430  $360,441  $195,040  $421,000
 A.R. Eiger Enterprises       100,000   100,000   100,000   100,000   100,000
                             -------------------------------------------------
  Total                      $310,130  $ 34,420  $260,441  $ 95,040  $321,000
                             =================================================

     Further recoveries of the outstanding loans of the loan packages is uncertain as to what amount or in what accounting period collection will be made.

NOTE #9 - Related Party Transactions
------------------------------------

(A)  Commissions

     The Company has an agreement with its officers to pay a commission of up to 40% of the total collected on the Resolution Trust Corporation, and the F.D.I.C. notes after it has recovered its initial investment. Commission using the same criteria, of up to 40% may also be paid to other persons, as contracted by the officers, for amounts collected. In the year ended February 28, 1997, commissions of $60,000 were paid to the Company President. In the year ended February 28, 1996, commission of $38,200 was paid to its President. In the year ended February 28, 1995, commission of $35,000 was paid to its President.

(B)  Office Facilities

     The Company rents space and office incidentals (copy service, secretarial, and miscellaneous) from the firm of one of its officers. Such space is on a month to month basis, and may be terminated by either party, with one month notice.

                           FIRST MORTGAGE CORPORATION
                   Notes to Financial Statements -Continued-

NOTE #9 - Related Party Transactions -Continued-
------------------------------------------------

(C)  Other Related Party Transactions

     Stanley DeWaal, an officer and director of the Company, is the general partner of Center Street Associates, Ltd, ("CSA"), a Utah limited partnership which owns approximately 37.5 acres of the parcel of unimproved real property which originally included the 5.58 acres of unimproved real property in which the Company owns an 80% interest located in Pocatello, Idaho. CSA was one of the parties, together with the Company and other unrelated parties, which originally owned a percentage interest in the entire tract which was reapportioned during the fiscal year ended February 28, 1993.

     Eiger Enterprises, Ltd., has currently, and has from time to time, entered into arrangements with the Company in connection with the purchase of loan packages. However, the Company has no written contracts in connection with such arrangements. Eiger Enterprises, Ltd., is a limited partnership the general partner of which is Eiger, Inc., a Company controlled by Susan Wade. Mrs. Wade and her husband, Bryce Wade, are deemed the beneficial owners of in excess of five percent of the outstanding shares of the Company. During the fiscal years ended February 29, 1996 and February 28, 1995, Eiger Enterprises, Ltd., invested a total of $159,034 and $143,748 respectively, in such joint arrangements. In the current fiscal year the Company sold to Eiger Enterprises, Ltd., its share of Arizona property for a minimum of $100,000 represented by a note receivable that was paid in full on October 4, 1997.

     The Company provides to Mr. Wade a nominal amount of office space at no charge; the Company has no written contracts for such arrangement

NOTE #10 - Concentration of Credit Risk
---------------------------------------
     The Company maintains cash savings at several financial institution located in Utah. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has no uninsured savings.

NOTE #11 - Taxes
----------------
     The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                                           Expiration
                                 Year of Loss     Amount         Date
                                 -------------------------------------
                                         1997    $39,836         2012

                           FIRST MORTGAGE CORPORATION
                   Notes to Financial Statements -Continued-

NOTE #11 - Taxes -Continued-
----------------------------

     The Company has adopted FASB 109 to account for income taxes. The Company currently has no issued that create timing differences that would mandate deferred tax expense. Net operatins losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

                                                     1997      1996      1995
                                              --------------------------------
Current Tax Asset Value of Net Operating        $  39,836   $   -0-   $   -0-
Loss Carryforwards at Current Prevailing
  Federal Tax Rate                                  5,976       -0-       -0-
Evaluation Allowance                               (5,976)      -0-       -0-
                                               --------------------------------
     Net Tax Asset                              $     -0-   $   -0-   $   -0-
     Current Income Tax Expense                       -0-       -0-       -0-
     Deferred Income Tax Benefit                      -0-       -0-       -0-
