Form 10-Q
period 1997-05-31
FIRST MORTGAGE CORP /UT/
filed 1997-07-14
CIK 36548

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                    For the Quarter Ended May 31, 1997

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

                                    N/A
                                  ------
            Former name, former address and former fiscal year,
                       if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    (1)  Yes  X              No
             ---           ---
    (2)  Yes  X              No
             ---           ---
Indicate the number of shares outstanding of each class of common stock as of May 31, 1997


                 51,101,680 Common Stock (Par Value $.001)
                ------------------------------------------
                        FIRST MORTGAGE CORPORATION

                                 Form 10-Q
                      Three Months Ended May 31, 1997


                                   INDEX

                                   Page

PART I  Financial Information

  ITEM 1    Financial Statements

    Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

    Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . 6

    Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . 7

    Note to Financial Statements . . . . . . . . . . . . . . . . . . . . . . 8

    Management's Discussion and Analysis of
    the Statement of Income. . . . . . . . . . . . . . . . . . . . . . . . . 9

PART II Other Information

  ITEM 1  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 10

  ITEM 2  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . 10

  ITEM 3  Defaults upon Senior Securities. . . . . . . . . . . . . . . . . . 10

  ITEM 4  Submission of Matters to a Vote of Security Holders. . . . . . . . 10

  ITEM 5  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 10

  ITEM 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 10


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                        FIRST MORTGAGE CORPORATION

                           FINANCIAL STATEMENTS


                         May 31, 1997 (Unaudited)
                                     &
                             February 28, 1997
                        FIRST MORTGAGE CORPORATION
                              Balance Sheets
                    May 31, 1997 and February 28, 1997

                                                 (Unaudited)
                                                        May      February
                                                   31, 1997      28, 1997
                                                ------------  ------------
                                  ASSETS

Current Assets
--------------
  Cash in Bank                                  $    91,686   $    48,153
  Cash in Savings                                   422,000       422,000
  Other Receivables                                     -0-           -0-
  Contracts Receivable                               (5,426)       34,430
  Tax Refund Receivable                                 -0-         4,742
                                                ------------  ------------
       Total Current Assets                         508,260       509,325

Fixed Assets
------------
  Office Equipment                                    2,525           -0-
  Leasehold Improvements                                575           610
                                                ------------  ------------
       Total Fixed Assets                             3,100           610

Other Assets
------------
  Investment                                          5,000           -0-
  Land                                               47,968        43,640
                                                ------------  ------------
       Total Other Assets                            52,968        43,640
                                                ------------  ------------
       TOTAL ASSETS                             $   564,328   $   553,575
                                                ============  ============


                          (See accompanying note)

                        FIRST MORTGAGE CORPORATION
                        Balance Sheets -Continued-
                     May 31, 1997 & February 28, 1997

                                                 (Unaudited)
                                                        May      February
                                                   31, 1997      28, 1997
                                                ------------  ------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable                              $       -0-   $       -0-
                                                ------------  ------------
       Total Current Liabilities                        -0-           -0-

Stockholders' Equity
--------------------
  Common Stock, 100,000,000
    Shares Authorized at $0.001
    Par Value; 51,101,680 Shares
    Issued & Outstanding                             51,102        51,102
  Capital in Excess of Par Value                    242,697       242,697
  Retained Earnings                                 270,529       259,776
                                                ------------  ------------
       Total Stockholders' Equity                   564,328       553,575
                                                ------------  ------------
       TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY                   $   564,328   $   553,575
                                                ============  ============


                          (See accompanying note)

                        FIRST MORTGAGE CORPORATION
                         Statements of Operations
           For the Three Month Periods Ended May 31, 1997 & 1996

                                                 (Unaudited)   (Unaudited)
                                                    May 31,       May 31,
                                                       1997          1996
                                                ------------  ------------
Revenues
--------
  Mortgage Recovery                             $    18,143   $    23,000
  Interest                                            4,944         4,311
  Bad Debt Recovery                                     380         1,292
                                                ------------  ------------
    Total Revenues                                   23,467        28,603

Expenses
--------
  Commission Expense                                  7,000        13,200
  Office Expense                                      1,438         1,497
  Rent                                                2,175         2,175
  Professional Fees                                     -0-         1,000
  Telephone                                             507           496
  Depreciation                                          168            93
  Land Expense                                          249           -0-
  Travel                                              1,157           147
  Taxes                                                  20            15
                                                ------------  ------------
    Total Expenses                                   12,714        18,623
                                                ------------  ------------
    Net Profit Before Taxes                          10,753         9,980

    Income Taxes                                        -0-        (1,497)
                                                ------------  ------------
    Net Profit After Taxes                      $    10,753   $     8,483
                                                ============  ============
    Earnings Per Share                          $       .00   $       .00

    Weighted Average Shares Outstanding          51,101,680    51,101,680


                          (See accompanying note)

                        FIRST MORTGAGE CORPORATION
                         Statements of Cash Flows
          For the Three Months Periods Ended May 31, 1997 & 1996

                                                (Unaudited)    (Unaudited)
                                                      1997           1996
                                               ------------   ------------
Cash Flows from Operating Activities
------------------------------------
    Net Income (Loss)                           $    10,753   $     8,483
    Adjustments to Reconcile Net Income
     or (Loss) to Operating Activities:
     Depreciation                                       168            93
    Changes in Operating Assets &Liabilities:
     Decrease in Prepaid Taxes                        4,742         2,128
     (Decrease) Increase in Accounts Payable            -0-          (897)
     Increase (Decrease) in Taxes                       -0-         1,497
                                                ------------  ------------
       Net Cash Provided by
       Operating Activities                          15,663        11,304

Cash Flows from Investing Activities
------------------------------------
    Increase in Land Investment                      (4,329)          -0-
    Increase in Investment                           (5,000)          -0-
    Purchase of Equipment                            (2,658)          -0-
    Collected on Contracts                           39,857        72,000
    (Decrease) Increase in Notes Payable                -0-       (84,000)
                                                ------------  ------------
       Net Cash Provided by
       Investing Activities                          27,870       (12,000)

Cash Flows from Financing Activities
------------------------------------

       Net Cash Provided by
       Financing Activities                             -0-           -0-
                                                ------------  ------------
       Increase (Decrease) in Cash                   43,533          (696)

       Cash at Beginning of Year                $   470,153   $   340,577
                                                ------------  ------------
       Cash at End of Year                      $   513,686   $   339,881
                                                ============  ============
Expense Disclosures
-------------------
    Interest                                    $       -0-   $       -0-
    Taxes                                               -0-         1,497

                         (See accompanying note)

                        First Mortgage Corporation
                       Note to Financial Statements

NOTE #1 - Statement Preparation
-------------------------------
    The Company has prepared the accompanying financial statements with interim financial reporting requirement promulgated by the Securities and
Exchange Commission.   The information furnished reflects all adjustments
which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

    The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 28, 1997 10-K report.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources
-------------------------------
    First Mortgage Corporation (the Company) is engaged in the business of buying loan packages of mostly commercial loans from the FDIC or RTC. The Company attempts to recover its investment and make a profit through collection efforts. It is the Company's policy to not recognize any income until it has recovered its initial investment. During the current quarter the Company collected $39,897 on its investments, recognized $18,143 as revenue, and purchased no new loan packages.

    During the quarter ending May 31, 1995, the Company foreclosed on one of the loans it had purchased. As a result of the foreclosure the Company borrowed $564,921 to pay off a first mortgage position holder and took over possession of a 20,000 square foot industrial building in Phoenix, Arizona. In 1996, the Company sold its position in the building to an associated investor. The Company received $100,000 on October 4, 1996. The investor paid off the $564,921.

Results of Operations
---------------------
    First Mortgage Corporation (the Company) maintains adequate cash reserves to pay for its operations for at least three months without having to use its cash in savings (cash equivalents), cash is collected on contracts, commission are paid based on these collections. The Company has sufficient cash and cash equivalents to retire all of its debt and still have adequate working capital to continue its operations.

    The Company has no present need to raise additional capital by sale of its common stock shares.

                        PART II - OTHER INFORMATION
                       ----------------------------

Item 1 Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . None

Item 2 Changes in the Rights of the Company's
       Security Holders. . . . . . . . . . . . . . . . . . . . . . . . . None

Item 3 Defaults by the Company on its Senior Securities. . . . . . . . . None

Item 4 Results of Votes of Security Holders. . . . . . . . . . . . . . . None

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



Date:    July 11, 1997           By: /S/ William S. Greaves
                                     -------------------------------
                                     William S. Greaves, President
                                     (Principal Executive Officer)

                                     /S/ William S. Greaves
Date:    July 11, 1997           By: ------------------------------
                                      William S. Greaves, President
                                     (Principal Financial & Accounting Officer)