Form 10QSB
period 1997-08-31
FIRST MORTGAGE CORP /UT/
filed 1998-04-03
CIK 36548

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                   For the Quarter Ended August 31, 1997

                        Commission File No. 33-2749

                         FIRST MORTGAGE CORPORATION
           (Exact name of registrant as specified in its charter)


Incorporated under the laws of
the State of  Utah                                87-0320209
            ------                               -------------
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

                 51,101,680 Common Stock (Par Value $.001)
                --------------------------------------------

                         FIRST MORTGAGE CORPORATION
                                 Form 10-Q
                      Six Months Ended August 31, 1997


                                   INDEX
                                  -------
                                    Page
                                   ------

PART I   Financial Information

  ITEM 1    Financial Statements

    Accountant's Review Letter . . . . . . . . . . . . . . . . . . . . 1

    Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . 2

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

  ITEM 2 Changes in Securities . . . . . . . . . . . . . . . . . . . . 8

  ITEM 3 Defaults upon Senior Securities . . . . . . . . . . . . . . . 8

  ITEM 4 Submission of Matters to a Vote of Security Holders . . . . . 8

  ITEM 5 Other Information . . . . . . . . . . . . . . . . . . . . . . 8

  ITEM 6 Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 8


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                         FIRST MORTGAGE CORPORATION
                               Balance Sheets
                    August 31, 1997 and February 28, 1997

                                                          August       February
                                                        31, 1997       28, 1997
                                                     ------------   ------------
                                        ASSETS

Current Assets
--------------
  Cash in Bank                                       $   154,109    $    48,153
  Cash in Savings                                        422,000        422,000
  Contracts Receivable                                       -0-         34,430
  Prepaid Taxes                                              -0-          4,742
                                                     ------------   ------------
       Total Current Assets                              576,109        509,325

Fixed Assets
------------
  Office Equipment                                         2,357            -0-
  Leasehold Improvements                                     540            610
                                                     ------------   ------------
       Total Fixed Assets                                  2,897            610

Other Assets
------------
  Land - (Note #4)                                        47,968         43,640
                                                     ------------   ------------
       Total Other Assets                                 47,968         43,640
                                                     ------------   ------------
       TOTAL ASSETS                                  $   626,974    $   553,575
                                                     ============   ============

                          (See Accompanying Notes)

                         FIRST MORTGAGE CORPORATION
                         Balance Sheets -Continued-
                    August 31, 1997 & February 28, 1997

                                                          August       February
                                                        31, 1997       28, 1997
                                                     ------------   ------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable                                   $       -0-    $       -0-
  Taxes Payable                                           16,102            -0-
                                                     ------------   ------------
       Total Current Liabilities                          16,102            -0-

Stockholders' Equity
--------------------
  Common Stock, 100,000,000
    Shares Authorized at $0.001 Par Value;
    51,101,680 Shares Issued and Outstanding              51,102         51,102
  Capital in Excess of Par Value                         242,697        242,697
  Retained Earnings                                      317,073        259,776
                                                     ------------   ------------
       Total Stockholders' Equity                        610,872        553,575
                                                     ------------   ------------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                          $   626,974    $   553,575
                                                      ===========    ===========

                          (See Accompanying Notes)

                         FIRST MORTGAGE CORPORATION
                          Statements of Operations
              For the Six Month Period August 31, 1997 & 1996
          and the Three Month Period Ended August 31, 1997 & 1996


                               Six Month Period Ended    Three Month Period Ended
                                 August        August        August        August
                               31, 1997      31, 1996      31, 1997      31, 1996
                             -----------   -----------   -----------   -----------
Revenues
--------
  Mortgage Recovery          $  100,070    $   28,000    $   81,927   $     5,000
  Interest                       11,946         8,684         7,002         4,373
  Bad Debt Recovery                 796         1,696           416           404
                             -----------   -----------   -----------   -----------
    Total Revenues              112,812        38,380        89,345         9,777

Expenses
--------
  Commission Expense             18,800        16,200        11,800         3,000
  Interest Expense                  -0-         1,564           -0-         1,564
  Office Expense                  3,336         2,697         1,878         1,200
  Rent                            4,350         4,350         2,175         2,175
  Professional Fees               4,080         4,100         4,080         3,100
  Telephone                       1,026           998           519           502
  Depreciation                      372           186           203            93
  Land Expense                      249           -0-           -0-           -0-
  Travel                          7,201           447         6,044           300
  Taxes                             -0-            15           -0-           -0-
                             -----------   -----------   -----------   -----------
    Total Expenses               39,414        30,557        26,699        11,934
                             -----------   -----------   -----------   -----------
    Net Profit Before Taxes      73,398         7,823        62,646   (     2,157)

    Income Taxes                 16,102         1,173        13,795           324
                             -----------   -----------   -----------   -----------
    Net Profit After Taxes   $   57,296    $    6,650    $   48,851   ($    1,833)
                             ===========   ===========   ===========   ===========
    Earnings Per Share       $     .001    $      .00    $     .001   $       .00

    Weighted Average
    Shares Outstanding       51,101,680    51,101,680    51,101,680    51,101,680

                          (See accompanying notes)

                         FIRST MORTGAGE CORPORATION
                          Statements of Cash Flows
          For the Six Months Periods Ended August 31, 1997 & 1996

                                                     (Unaudited)    (Unaudited)
                                                           1997           1996
                                                     -----------    -----------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                                  $   57,296     $    6,650
  Adjustments to Reconcile Net Income
   or (Loss) to Operating Activities:
    Depreciation                                            372            186
  Changes in Operating Assets & Liabilities:
    Decrease in Prepaid Taxes                             4,742          2,128
    (Decrease) Increase in Accounts Payable                 -0-     (      897)
    Increase (Decrease) in Taxes Payable                 16,102          1,173
                                                     -----------    -----------
       Net Cash Provided by Operating Activities         78,512          9,240

Cash Flows from Investing Activities
------------------------------------
  Purchase of Equipment                              (    2,658)           -0-
  Purchase of Land                                   (    4,328)    (    3,102)
  Collected on Contracts                                 34,430        126,000
  Payment on Long Term Debt                                 -0-     (  136,000)
                                                     -----------    -----------
       Net Cash Provided by Investing Activities         27,444     (   13,102)

Cash Flows from Financing Activities
------------------------------------
    Net Cash Provided by Financing Activities               -0-            -0-
                                                     -----------    -----------
    Increase (Decrease) in Cash                         105,956     (    3,862)

    Cash at Beginning of Year                        $  470,153     $  340,577
                                                     -----------    -----------
    Cash at End of Year                              $  576,109     $  336,715
                                                     ===========    ===========
Expense Disclosures
-------------------
  Interest                                           $      -0-     $    1,564
  Taxes                                                  16,102          1,173

                         (See accompanying notes)

                         First Mortgage Corporation
                       Notes to Financial Statements


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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources
--------------------------------
Management believes that proceeds from current mortgage recovery revenues, interest revenues and cash reserves will provide sufficient capital and liquidity to meet the Company's needs for the next twelve months.

The general business outlook continues to be unclear for the Company. The Company's management is convinced it must find a revenue source to replace the RTC loan packages it has processed in the past few years. Currently, the Company is purchasing secured "Bridge Loans" for mortgages on real property. Management believes these mortgage loan receivables will provide additional revenues for the Company.

During the six month period ending August 31, 1997, the Company collected $100,070 from mortgage recovery activities and $19,946 from interest income. Comparable figures for the six months of 1996 are $28,000 from mortgage recovery income and $8,684 from interest income.

For the three months period ending August 31, 1997, mortgage recovery revenues were $81,927 and interest earnings were $7,002. Comparable figures for the three month period of 1996, are $5,000 from mortgage revenues and $4,374 from interest income. The increase in revenues from the previous comparable periods are the result of specific loan packages obtained from the FDIC. The Company expects this trend to continue into the next six months but not into the next fiscal year.

Results of Operations
----------------------
The Company had $112,812 in revenues in the six months period ending August 31, 1997. For the comparable six months of 1996, total revenues were $38,380.

Commission expense for the six month period ending August 31, 1997, were $18,000 and $16,200 for the six month period ending August 31, 1996.

Administrative expenses for the six months period ending August 31, 1997, were $20,614 and for the comparable period of 1996 were $14,357.

Net profit after provisions for income taxes were $57,296 for August 31, 1997, and $6,650 for August 31, 1996.

The Company's management anticipates that revenues will continue at the current quarter level for the next six months but not beyond the fiscal year end of February 28, 1998. The basis of this is the collection of the loans packages producing the revenues will be completed by February 28, 1998.

                        PART II - OTHER INFORMATION
                       -----------------------------

Item 1   Legal Proceedings . . . . . . . . . . . . . . . . . . . .  None

Item 2   Changes in the Rights of the Company's Security Holders .  None

Item 3   Defaults by the Company on its Senior Securities. . . . . .None

Item 4   Results of Votes of Security Holders. . . . . . . . . . . .None

Item 5   Other Information . . . . . . . . . . . . . . . . . . . . .None

Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . None

___________________________________________________________________________

                                 SIGNATURES
___________________________________________________________________________



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:April 3, 1998                By:/S/ William S. Greaves
     -----------------------          -----------------------------------
     April 3, 1998                    William S. Greaves,
                                      (President)
                                      (Principal Executive Officer)

Date:April 3, 1998                 By:/S/ William S. Greaves
     -----------------------          -----------------------------------
     April 3, 1998                    William S. Greaves,
                                      (Principal Financial &
                                       Accounting Officer)