Form 10QSB
period 1997-11-30
FIRST MORTGAGE CORP /UT/
filed 1998-04-03
CIK 36548

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  For the Quarter Ended November 30, 1997

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

                                    N/A
                                   -----
            Former name, former address and former fiscal year,
                        if changed since last report

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


                 51,101,680 Common Stock (Par Value $.001)
                --------------------------------------------
                         FIRST MORTGAGE CORPORATION
                                 Form 10-Q
                    Nine Months Ended November 30, 1996


                                   INDEX
                                  --------
                                    Page
                                   ------

PART I   Financial Information

    ITEM 1    Financial Statements

         Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . .2

         Statements of Operations. . . . . . . . . . . . . . . . . . .4

         Statements of Cash Flows. . . . . . . . . . . . . . . . . . .5

         Notes to Financial Statements . . . . . . . . . . . . . . . .6

         Management's Discussion and Analysis of
         the Statement of Income . . . . . . . . . . . . . . . . . . .7

PART II  Other Information

    ITEM 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . .8

    ITEM 2    Changes in Securities. . . . . . . . . . . . . . . . . .8

    ITEM 3    Defaults upon Senior Securities. . . . . . . . . . . . .8

    ITEM 4    Submission of Matters to a Vote of Security Holders. . .8

    ITEM 5    Other Information. . . . . . . . . . . . . . . . . . . .8

    ITEM 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . .8


    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

                         FIRST MORTGAGE CORPORATION

                            FINANCIAL STATEMENTS


                             November 30, 1996
                                     &
                             February 29, 1996

                         FIRST MORTGAGE CORPORATION
                               Balance Sheets
                   November 30, 1997 and February 28, 1997


                                                           November      February
                                                           30, 1997      28, 1997
                                                         -----------   -----------
                                        ASSETS

Current Assets
--------------
  Cash in Bank                                           $  245,287   $    48,153
  Cash in Savings                                           300,000       422,000
  Other Receivables                                         125,000           -0-
  Contracts Receivable                                          -0-        34,430
  Prepaid Taxes                                                 -0-         4,742
                                                         -----------   -----------
       Total Current Assets                                 670,287       509,325

Fixed Assets
------------
  Office Equipment                                            2,189           -0-
  Leasehold Improvements                                        505           610
                                                         -----------   -----------
       Total Fixed Assets                                     2,694           610

Other Assets
------------
  Land - (Note #4)                                           47,968        43,640
                                                         -----------   -----------
       Total Other Assets                                    47,968        43,640
                                                         -----------   -----------

       TOTAL ASSETS                                      $  720,949   $   553,575
                                                         ===========   ===========


                          (See Accountant's Notes)

                         FIRST MORTGAGE CORPORATION
                         Balance Sheets -Continued-
                   November 30, 1997 & February 28, 1997


                                                           November      February
                                                           30, 1997      28, 1997
                                                         -----------   -----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable                                       $      -0-   $       -0-
  Taxes Payable                                              53,631           -0-
                                                         -----------   -----------
       Total Current Liabilities                             53,631           -0-

Stockholders' Equity
--------------------
  Common Stock, 100,000,000
    Shares Authorized at $0.001 Par Value;
    51,101,680 Shares Issued & Outstanding                   51,102        51,102
  Capital in Excess of Par Value                            242,697       242,697
  Retained Earnings                                         373,519       259,776
                                                         -----------   -----------
       Total Stockholders' Equity                           667,318       553,575
                                                         -----------   -----------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                              $  720,949   $   553,575
                                                         ===========   ===========

                          (See accompanying notes)

                             FIRST MORTGAGE CORPORATION
                              Statements of Operations
                 For the Nine Month Period November 30, 1997 & 1996
             and the Three Month Period Ended November 30, 1997 & 1996


                              Nine Month Periods Ended   Three Months Period Ended
                                 November     November      November      November
                                 30, 1997     30, 1996      30, 1997      30, 1996
                               -----------  -----------   -----------   -----------
Revenues
--------
  Mortgage Recovery           $   245,070   $   66,000    $  145,000    $   38,000
  Interest                         17,575       13,058         5,629         4,374
  Bad Debt Recovery                 1,419        1,696           623           -0-
                               -----------  -----------   -----------   -----------

    Total Revenues                264,063       80,754       151,251        42,374

Expenses
--------
  Commission Expense               69,600       56,800        50,800        40,600
  Interest Expense                    -0-        3,752           -0-         2,188
  Office Expense                    4,267        4,092         1,331         1,395
  Rent                              6,525        6,525         2,175         2,175
  Professional Fees                 4,080        4,551           -0-           451
  Telephone                         1,673        1,521           648           523
  Depreciation                        575          279           203            93
  Land Expense                        249          -0-           -0-           -0-
  Travel                            8,928        2,729         1,727         2,282
  Taxes                               792          423           393           408
                               -----------  -----------   -----------   -----------

    Total Expenses                 96,689       80,672        57,277        50,115
                               -----------  -----------   -----------   -----------

    Net Profit (Loss)
    Before Taxes                  167,374           82        93,974    (    7,741)

    Income Taxes                   53,631          -0-        23,303         1,161
                               -----------  -----------   -----------   -----------

    Net Profit After Taxes    $   113,743   $       82    $   70,671    ($   6,580)
                               ===========  ===========   ===========   ===========

    Earnings Per Share        $      .002   $      .00    $     .001    ($     .00)

    Weighted Average
    Shares Outstanding         51,101,680   51,101,680    51,101,680    51,101,680

                          (See accompanying notes)

                         FIRST MORTGAGE CORPORATION
                          Statements of Cash Flows
         For the Nine Months Periods Ended November 30, 1997 & 1996

                                                        (Unaudited) (Unaudited)
                                                              1997        1996
                                                        ----------- -----------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                                    $   113,743  $       82
  Adjustments to Reconcile Net Income
    or (Loss) to Operating Activities:
       Depreciation                                            575         279
  Changes in Operating Assets & Liabilities:
    Decrease in Prepaid Taxes                                4,742       2,128
    (Increase) Decrease in Other Receivable            (   125,000)    100,000
    (Decrease) Increase in Accounts Payable                    -0-  (      897)
    Increase (Decrease) in Taxes                            53,631         -0-
    Rounding                                           (         1)        -0-
                                                        ----------- -----------
       Net Cash Provided by Operating Activities            47,690     101,592

Cash Flows from Investing Activities
------------------------------------
  Purchase of Equipment                                (     2,658)        -0-
  Purchase of Land                                     (     4,328) (   11,607)
  Collected on Contracts                                    34,430     153,000
  Payment on Notes Payable                                     -0-  (  140,000)
                                                        ----------- -----------
       Net Cash Provided by Investing Activities            27,444       1,393

Cash Flows from Financing Activities
------------------------------------
    Net Cash Provided by Financing Activities                  -0-         -0-
                                                        ----------- -----------
    Increase (Decrease) in Cash                             75,134     102,985

    Cash at Beginning of Year                          $   470,153  $  340,577
                                                        ----------- -----------
    Cash at End of Year                                $   545,287  $  443,562
                                                        =========== ===========
Expense Disclosures
-------------------
  Interest                                             $       -0-  $    3,752
  Taxes                                                     53,631         -0-

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources
--------------------------------
Management believes that proceeds from current mortgage recovery revenues, interest revenues and cash reserves will provide sufficient capital and liquidity to meet the Company's needs for the next nine months.

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

During the nine month period ending November 30, 1997, the Company collected $245,069 from mortgage recovery activities and $17,575 from interest income. Comparable figures for the nine months of 1996 are $66,000 from mortgage recovery income and $13,058 from interest income.

For the nine months period ending November 30, 1997, mortgage recovery revenues were $144,999 and interest earnings were $5,629. Comparable figures for the three month period of 1996, are $38,000 from mortgage revenues and $4,374 from interest income. The increase in revenues from the previous comparable periods are the result of specific loan packages obtained from the FDIC. The Company expects this trend to continue into the next six months but not into the next fiscal year.

Results of Operations
---------------------
The Company had $264,063 in revenues in the nine months period ending November 30, 1997. For the comparable nine months of 1996, total revenues were $80,754.

Commission expense for the nine month period ending November 30, 1997, were $69,600 and $56,800 for the nine month period ending November 30, 1996.

Administrative expenses for the nine months period ending November 30, 1997, were $27,089 and for the comparable period of 1996 were $23,872.

Net profit after provisions for income taxes were $113,743 for November 30, 1997, and $82 for November 30, 1996.

The Company's management anticipates that revenues will continue at the current quarter level for the next six months but not beyond the fiscal year end of February 28, 1998. The basis of this is the collection of the loans packages producing the revenues will be completed by February 28, 1998.

                        PART II - OTHER INFORMATION
                       ------------------------------

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

       April 3, 1998                      /S/ William S. Greaves
Date:  -------------------------    By:   ------------------------------
       April 3, 1998                      William S. Greaves, President
                                          (Principal Executive Officer)

       April 3, 1998                      /S/ William S. Greaves
Date:  -------------------------    By:   ------------------------------
       April 3, 1998                      William S. Greaves, President
                                          (Principal Financial &
                                           Accounting Officer)