Form 10KSB
period 1998-02-28
FIRST MORTGAGE CORP /UT/
filed 1998-07-22
CIK 36548

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)

      X   Annual report under section 13 or 15(d) of the Securities Exchange
     ---  Act of 1934 (Fee required)

          For the fiscal year ended February 28, 1998

     --- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

          For the transition period from _________ to _________.

                        Commission File Number: 33-2749

                           FIRST MORTGAGE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

     Utah                                                       87-0320209
State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization                               Identification No.)

257 East 200 South, Suite 950, Salt Lake City, Utah                      84111
(Address of Principal Executive Offices)                               Zip Code

                                 (801) 363-7663
              (Registrant's Telephone Number, Including Area Code)

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

YES            NO      X
     -------        -------

     Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    N/A
                                      -----
     The aggregate market value of the voting stock held by non-affiliates (17,389,005 shares) based upon the price at which the stock was sold, as reported by management of the issuer, was approximately $325,000.

     The number of shares of Common Stock of the issuer outstanding as of July 6, 1998 was 51,101,680.

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

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . 7

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . 8

Item 12.  Security Ownership of Certain Beneficial Owners and Management . 8

Item 13.  Certain Relationships and Related Transactions . . . . . . . . . 9


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .10

                                     PART I

Item 1.  Business.
------------------
General
-------
     First Mortgage Corporation (the "Company") was organized under the corporation laws of the State of Utah on March 1, 1977, for the purpose of engaging in the real estate mortgage business, related activities, and other general purposes. The Company is currently engaged in the acquisition of interests in non-performing loan packages from various government and private financial organizations. Following acquisition of such loan packages, the Company attempts to collect such loans. In addition, the Company owns and manages commercial real estate located in Pocatello, Idaho, and Phoenix, Arizona. (See Item 2. Property.)

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

     In the year ended February 28, 1998, the Company acquired no new loan packages. The Company feels that there will be very few loan packages available in the foreseeable future. The Company has provided Bridge Loans on building lots and houses. The notes are all secured by the real estate, and all are due within twelve months of the date of the indebtedness instrument and bear interest between 15% and 18% per annum.

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

Employees
---------
     As of July 5, 1998, the Company had no full-time employees. Mr. Greaves, the President of the Company devotes approximately one-half of his time to the business of the Company. (See Item 10. Directors and Executive Officers of the Registrant.)

Patents and Trademarks
----------------------
     The Company does not own any patents or trademark rights.

Item 2.  Property.
------------------
Office Space
------------
     The principal executive offices of the Company are located at 257 East 200 South, Suite 950, Salt Lake City, Utah, and consists of approximately 1,000 square feet of office space which it sublets on a month to month basis for $725 per month from DeWaal, Keeler & Company, Certified Public Accountants. (See
Item 13. Certain Relationships and Related Transactions.)

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

Item 3.  Legal Proceedings.
---------------------------
     Neither the Company nor any of its properties is a party to any material pending legal proceedings, including any material bankruptcy, receivership, or similar proceeding. Management of the Company does not believe that there are any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
     No matter was submitted during the fourth quarter of the year ended February 28, 1998, to a vote of the security holders.

PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------
     The Common Stock of the Company is not currently traded, and there is no established public trading market for the Common Stock. There are no market markers in the Common Stock. Management believes that there exists a very limited or no degree of liquidity associated with the stock. Management is not aware of actual trading volumes in the stock for the most recent two fiscal years or since the end of the most recent fiscal year. In addition, management is not able to provide the high and low bid quotations since no market trades are known by management to have occurred during the prior two fiscal years or since the end of the most recent fiscal year.

     As of July 6, 1998, there were approximately 300 holders of record of the Common Stock of the Company as reported to the Company by its transfer agent.

     The Company has not declared any cash dividends on any class of common equity for the last two fiscal years or subsequent to the most recent fiscal year end. The Company does not anticipate declaring or paying any dividends in the foreseeable future.

Item 6.  Selected Financial Data.
---------------------------------

                               02/28/98   02/28/97   02/29/96   02/28/95    02/28/94
Income Statement Data
Revenue                        $577,383    $59,908    $98,161   $131,529    $153,493
Operating Expenses              219,298     96,744     87,607     84,118      77,930
 Income from Operations         358,085    (39,836)    10,554     47,111      75,563
 Interest (Loss) Expenses           -0-      3,753      1,120      4,287       2,143
 Provisions for Taxes          (124,673)    (4,741)     3,419      9,422      16,108
 Net Income (Loss)              233,412    (35,095)     9,654     37,689      57,312

 Earnings Per Share                0.01       0.00       0.00      0.00         0.00

 Shares Outstanding          51,101,680 51,101,680 51,101,680 51,101,680  51,101,680
Balance Sheet Data

 Cash & Cash Equivalent         498,335    470,153    340,577    435,781     374,370
 Total Assets                  $912,543   $553,575   $730,367   $761,587    $545,523

 Total Debt                         -0-        -0-    141,697    182,571       4,196
 Shareholders' Equity           786,987    553,575    588,670    579,016     541,327


Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations.
----------------------

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

     The Company has collected $250,000 in loan packages recoveries since February 28, 1998. The Company does not anticipate significant collection on existing loan packages it has purchased and has no prospect for the acquisition of loan packages in the future.

Liquidity and Capital Resources
-------------------------------

     The Company's cash requirements consist principally of working capital, and payment of principal and interest on its outstanding indebtedness. The Company has no plans for capital expenditures. At February 28, 1998 and February 28, 1997, the Company had working capital of $786,987 and $553,575, respectively. Cash and cash equivalents balances were $498,335 and $470,153, respectively. The Company's growth in working capital at February 28, 1998, and February 28, 1997, was attributable to its operations. Operations accounted for all increases in cash flows for the years ended February 28, 1998 and February 28, 1997.

     The Company believes that cash from operating activities will be sufficient to finance its activities for its fiscal year ending February 28, 1999.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

     The following financial statements are attached hereto and incorporated herein:
                                                                         Page
                                                                        ------
          Independent Auditor's Report                                    F-2

          Balance Sheets for the years ended February 28, 1998 and 1997   F-3

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------
     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
     The following information is provided for each of the executive officers and directors of the Company:

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

     During the most recent fiscal year ended February 28, 1998, the Company did not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. Therefore, no Forms 3,4, or 5 were filed during such year.
Item 11.  Executive Compensation.
---------------------------------
     The following table sets forth the aggregate executive compensation paid by the Company for the fiscal years ended February 28, 1998 and 1997, and February 29, 1996.


                                          Other                                  All
Name &                                   Annual  Restricted            LTIP    Other
Principal                               Compen-       Stock   Options  Pay-  Compen-
Position             Year Salary  Bonus  sation     Award(s)  /SAR(s)  outs    saton
-------------------------------------------------------------------------------------
William S. Greaves,
President            1998     -      -             $182,000        -     -        -         -
                     1997     -      -   60,500          -         -     -        -
                     1996     -      -   38,600          -         -     -        -

     (1) Mr. Greaves' received this compensation as commission on individual packages of loans managed by the Company.

     Mr Greaves' compensation is determined on the basis of each individual loan package purchased by the Company. In general, Mr. Greaves receives from approximately twenty to forty percent of the proceeds of the loan packages after the initial purchase price for the package is collected and paid to the Company and the other joint venture investors.

     No other executive officer of the Company received any compensation exceeding $100,000 for the fiscal years ended February 28, 1998 and 1997 and February 29, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------
     The following table sets forth certain information concerning the stock ownership as of August 31, 1995, of (I) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock; (ii) all directors; (iii) each of the executive officers; and (iv) directors and executive officers of the Company as a group:


                     Name & Address of            Amount & Nature of       Percent
Title of Class       Beneficial Owner             Beneficial Ownership     of Class
-------------------  ------------------------     --------------------     ----------
 Common Stock         William S. Greaves          25,601,100                50.08%
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

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------
     The Company sublets its principal executive offices from DeWaal, Keeler & Company, Certified Public Accountants. Mr. DeWaal, an officer and director of the Company, is a senior partner in such accounting firm. Management believes that the price paid for such space is equal to or less than would be paid for similar space from a non-affiliated third party. The Company has no written contract for such services. (See Item 2. Property and Item 10. Directors and Executive Officers of the Registrant.)

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

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------
     (a) See Item 8 above for a list of the financial statements filed as a part of this report.

     (b)  The following exhibits are furnished with this Report as required by
          Item 601 of Regulation S-K:


     Exhibit No  Description of Exhibit                               Page
     ----------  -----------------------------                        ------
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




                                   FIRST MORTGAGE CORPORATION



                                   By:/S/ William S. Greaves
                                   ---------------------------
Date: July 22, 1998                 William S. Greaves, President
                                   and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  -----------------------------------     Date: July 22, 1998
     William S. Greaves, Director, Chief
     Financial Officer and Principal
     Accounting Officer



By:  -----------------------------------
     Stanley R. DeWaal, Director



By:  -----------------------------------
     Donald L. Smith, Director

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Company has not furnished to its shareholders an annual report covering the registrant's fiscal year ended February 28, 1998. No proxy statement, form of proxy or other proxy soliciting material has been sent to any of the registrant's security-holders with respect to any annual or other meeting of the security-holders. The registrant has no immediate plans to furnish any proxy material to its security-holders subsequent to the filing of this annual report on Form 10-K. However, the Company intends to furnish its shareholders an annual report for the year ended February 28, 1998.

                              FIRST MORTGAGE CORPORATION

                                 FINANCIAL STATEMENTS



                                  February 28, 1998
                                          &
                                  February 28, 1997

/Letterhead/

                                Schvaneveldt & Company
                             Certified Public Accountant
                             275 East South Temple, #300
                              Salt Lake City, Utah 84111
                                     801-521-2392


Darrell T. Schvaneveldt, C.P.A.


                             Independent Auditors Report
                             ----------------------------


Board of Directors
FIRST MORTGAGE CORPORATION


I have audited the accompanying balance sheets of FIRST MORTGAGE
CORPORATION, as of February 28, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended February 28, 1998, and 1997, and February 29, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of FIRST MORTGAGE CORPORATION, as of February 28, 1998 and 1997, and the results of its operations and its cash flows for the years ended February 28, 1998 and 1997, and February 29, 1996, in conformity with generally accepted accounting principles.




/S/ Schvaneveldt & Company
Salt Lake City, Utah
June 30, 1998

                              FIRST MORTGAGE CORPORATION
                                    Balance Sheets
                              February 28, 1998 and 1997

                                                       February       February
                                                       28, 1998       28, 1997
                                                    ------------   ------------
                                        ASSETS

Current Assets
--------------
  Cash in Bank                                      $   198,335    $    48,153
  Cash in Savings                                       100,000        422,000
  Other Receivables                                       9,509            -0-
  Contracts Receivable                                   15,000         34,430
  Prepaid Taxes                                             -0-          4,742
  Notes Receivable                                      339,000            -0-
                                                    ------------   ------------
       Total Current Assets                             661,844        509,325

Fixed Assets
------------
  Office Equipment                                        2,261            -0-
  Leasehold Improvements                                    470            610
                                                    ------------   ------------
       Total Fixed Assets                                 2,731            610

Other Assets
------------
  Certificate of Deposit                                200,000            -0-
  Land - (Note #4)                                       47,968         43,640
                                                    ------------   ------------
       Total Other Assets                               247,968         43,640
                                                    ------------   ------------
       TOTAL ASSETS                                 $   912,543    $   553,575
                                                    ============   ============


   The accompanying notes are an integral part of these financial statements

                           FIRST MORTGAGE CORPORATION
                           Balance Sheets -Continued-
                            February 28, 1998 & 1997

                                                       February       February
                                                       28, 1998       28, 1997
                                                    ------------   ------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Current Liabilities
-------------------
  Accounts Payable                                  $       883    $       -0-
  Taxes Payable                                         124,673            -0-
                                                    ------------   ------------
       Total Current Liabilities                        125,556            -0-

Stockholders' Equity
--------------------
  Common Stock, 100,000,000 Shares
    Authorized at $0.001 Par Value;
    51,101,680 Shares Issued & Outstanding               51,102         51,102
  Capital in Excess of Par Value                        242,697        242,697
  Retained Earnings                                     493,188        259,776
                                                    ------------   ------------
       Total Stockholders' Equity                       786,987        553,575
                                                    ------------   ------------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                         $   912,543    $   553,575
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements

                           FIRST MORTGAGE CORPORATION
                            Statements of Operations
                           For the Fiscal Years Ended
                  February 28, 1998 & 1997, February 29, 1996

                                                  1998          1997          1996
                                           ------------  ------------  ------------
Revenues
--------
  Mortgage Recovery                        $   543,070   $    35,000   $    78,618
  Interest                                      31,035        19,849        16,653
  Miscellaneous                                  1,802           -0-           -0-
  Bad Debt Recovery                              1,476         2,059         2,890
                                           ------------  ------------  ------------
    Total Revenues                             577,383        56,908        98,161

Expenses
--------
  Commission Expense                           182,400        60,800        38,200
  Interest Expense                                 -0-         3,753         1,120
  Office Expense                                 6,002         6,272         8,387
  Rents                                          8,700         9,276         8,700
  Professional Fees                              4,931         3,551        12,004
  Telephone                                      2,932         4,031         1,995
  Depreciation                                     538           195           394
  Land Expense (Note #6)                           757         1,000         6,629
  Travel                                        12,036         7,379         2,515
  Taxes                                          1,002           487         7,663
                                           ------------  ------------  ------------
    Total Expenses                             219,298        96,744        87,607
                                           ------------  ------------  ------------
    Net Profit (Loss) from Operations          358,085   (    39,836)       10,554

Other Income
------------
  Net Rent Income                                  -0-           -0-         2,519
                                           ------------  ------------  ------------
    Net Income Before Taxes                    358,085   (    39,836)       13,073

    Income Taxes                           (   124,673)        4,741   (     3,419)
                                           ------------  ------------  ------------
    Net (Loss) Profit After Taxes          $   233,412   ($   35,095)  $     9,654
                                           ============  ============  ============
    (Loss) Earnings Per Share                      .01   (       .00)          .00

    Weighted Average Shares
    Outstanding                             51,101,680    51,101,680    51,101,680

   The accompanying notes are an integral part of these financial statements

                           FIRST MORTGAGE CORPORATION
                       Statements of Stockholders' Equity
                    From March 1, 1993 to February 28, 1998

                                                                        Additional
                                       Common Stock          Paid in      Retained
                                     Shares       Amount     Capital      Earnings
                             ------------------------------------------------------
Balance,
March 1, 1993                    51,101,680    $  51,102  $  242,697    $  190,216

Income for
Year Ended
February 28, 1994                                                           57,312

Balance,
February 28, 1994                51,101,680       51,102     242,697       247,528

Income for
Year Ended
February 28, 1995                                                           37,689
                             ------------------------------------------------------
Balance,
February 28, 1995                51,101,680       51,102     242,697       285,217

Income For
Year Ended
February 29, 1996                                                            9,654
                             ------------------------------------------------------
Balance,
February 29, 1996                51,101,680       51,102     242,697       294,871

Loss for Year Ended
February 28, 1997                                                          (35,095)
                             ------------------------------------------------------
Balance,
February 28, 1997                51,101,680       51,102     242,697       259,776

Loss for Year Ended
February 28, 1998                                                          233,412
                             ------------------------------------------------------
Balance,
February 28, 1998                51,101,680    $  51,102  $  242,697    $  493,188
                             ======================================================

   The accompanying notes are an integral part of these financial statements

                           FIRST MORTGAGE CORPORATION
                            Statements of Cash Flows
                           For the Fiscal Years Ended
                 February 28, 1998, 1997 and February 29, 1996

                                                    1998         1997        1996
                                              -----------  ----------- -----------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                           $  233,412   ($  35,095)  $    9,654
  Adjustments to Reconcile Net Income or
   (Loss) To Operating Activities:
    Depreciation                                     538          195       13,566
  Changes in Operating Assets and Liabilities:
   (Increase) in Prepaid Taxes                       -0-   (    2,614)  (    2,128)
   (Increase) Decrease in Other Receivables   (    9,509)         -0-          -0-
   (Increase) Decrease in Accounts Receivable        -0-      100,000   (   49,708)
   (Decrease) Increase in Accounts Payable           883   (    1,697)  (   26,992)
   Increase (Decrease) in Taxes Payable          124,673          -0-   (    6,901)
   (Increase) Decrease in Prepaid Taxes            4,742          -0-          -0-
                                              -----------  -----------  -----------
        Net Cash (Used) Provided by
        Operating Activities                     354,739       60,789   (   62,509)

Cash Flows from Investing Activities
------------------------------------
  Purchase of Long Term CD                    (  200,000)         -0-          -0-
  Purchase of Land                            (    4,328)  (   17,224)         -0-
  Cash Received on Contracts                      34,430      229,200      215,118
  Investment in Contracts                     (  354,000)  (    3,189)  (  159,035)
  Non Cash Changes in Contracts                      -0-          -0-   (   81,797)
  Purchase of Office Equipment                (    2,659)         -0-          -0-
  (Decrease) Increase in Notes Payable               -0-   (  140,000)  (    6,981)
                                              -----------  -----------  -----------
    Net Cash Provided by Investing
    Activities                                (  526,557)      68,787   (   32,695)

Cash Flows from Financing Activities
------------------------------------

    Net Cash Provided by Financing
    Activities                                       -0-          -0-           -0-
                                              -----------  -----------   -----------
    Increase (Decrease) in Cash               (  171,818)     129,576    (   95,204)

    Cash at Beginning of Year                    470,153      340,577       435,781
                                              -----------  -----------   -----------
    Cash at End of Year                       $  298,335   $  470,153    $  340,577
                                              ===========  ===========   ===========
Expense Disclosures
-------------------
  Interest                                    $      -0-   $    3,753    $   61,794
  Taxes                                          124,673          -0-         3,419


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


NOTE #2 - Summary of Significant Accounting Policies
----------------------------------------------------

1. Depreciation on assets is recorded using the straight-line method and a 6 or 10 year life.
2.   The Company uses the accrual method of accounting.
3. Revenues and expenses are recognized in the period in which the activities occur.
4.   The Company has had no noncash financing activities.
5. The Company considers all short term, highly liquid investments that are readily convertible to known amounts, within ninety days as cash.
6. Noncash Investing Activities; In 1992, the Company exchanged its 50% undivided interest in 12.5 acres of Commercial land in Pocatello, Idaho for 80% of 5.58 frontage in the same parcel.
7.   Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                           FIRST MORTGAGE CORPORATION
                      Notes to Financial Statements -Continued-

NOTE #5 - Depreciation of Fixed Assets -Continued-
--------------------------------------------------

                                                 Accumulated         Depreciation
                                Cost            Depreciation            Expenses
Assets                     1998      1997      1998      1997      1998      1997
-----------------------------------------------------------------------------------
Leasehold Improvements  $ 1,400   $ 1,400   $   930   $   790   $   140   $   140
Office Equipment          5,339     4,348     3,078     4,348       398        55
                        ----------------------------------------------------------
  Total                 $ 6,739   $ 5,748   $ 4,008   $ 5,138   $   538   $   195
                        ==========================================================

Depreciation for all fixed assets is computed using the straight-line method with useful lives of 6 or 10 years on both classes of assets.

NOTE #6- Land Expenses
----------------------

The Company paid expenses on the land described in Note #4 as follows.

                                      1998      1997      1996
                                   ----------------------------
      Taxes                         $  508    $  487    $  503
      Engineering & Legal              248       -0-     4,126
      Management                       -0-     1,000     2,000
                                    ----------------------------
       Total Expenses               $  756    $1,487    $6,629
                                    ============================

NOTE #7 - Resolution Trust Contracts
------------------------------------

The Company purchased from the Resolution Trust Corporation, and the F.D.I.C. loan packages, in years prior to the year ended February 29, 1998. During the year ended February 28, 1998, no new loan packages were acquired and the Company collected all of its investment in the loan packages held at March 1, 1997. The Company does not anticipate significant collections on loan packages beyond the $250,000 collected at the date of this report. These loan packages were bought by sealed competitive bid. At date of purchase the Company has no guarantee it can recover its investment or collect any of the principal balance. The Company has adopted the practice of recovering its investment then recognizing as income all proceeds of collection efforts in the period in which the money is received.

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

NOTE #7 - Resolution Trust Contracts -Continued-
------------------------------------------------

Scheduled below are the disclosures required pursuant to SFAS 107.

                                  Original
                                  Purchase                  Book Values              Expected Returns
                                    Amount  02/28/98  02/28/97  02/28/98  02/29/97
                                ---------------------------------------------------
Kansas City Loan Package          $ 92,000  $    -0-  $  8,500  $    -0-  $ 14,000
Panama City Trailer Park Loan      100,000       -0-    39,000       -0-    69,000
Irvine, California Loan Package    162,223       -0-    59,023    15,000    69,990
Connecticut Mortgage
 Certificate                        35,050       -0-    12,050   160,000    17,050
California SBA Loan                 20,857       -0-    15,857    35,000    25,000
                                 --------------------------------------------------
Subtotal                          $410,130  $    -0-  $134,430  $210,000  $195,040
                                 ==================================================

A.R. Eiger Enterprises             100,000       -0-   100,000       -0-   100,000

Total                             $310,130  $    -0-  $ 34,430  $210,000  $ 95,040
                                 ==================================================

Further recoveries of the outstanding loans of the loan packages is uncertain as to what amount or in what accounting period collection will be made.

NOTE #8 - Notes Receivable
--------------------------

The Company provided Bridge Loans on building lots and houses. The notes are all due within twelve months of the date of the indebtedness instrument and bear interest between 15% to 18% per annum. The Company holds Trust Deed Notes on the property and has guarantees from the owners. The Company anticipates receiving its investment of $339,000 and the interest as provided by the notes during the coming year.

NOTE #9 - Related Party Transactions
------------------------------------

A.   Commissions

The Company has an agreement with its officers to pay a commission of up to 40% of the total collected on the Resolution Trust Corporation, and the F.D.I.C. notes after it has recovered its initial investment. Commission using the same criteria, of up to 40% may also be paid to other persons, as contracted by the officers, for amounts collected. In the year ended February 28, 1998, commissions of $18,240 were paid to the Company President. In the year ended February 28, 1997, commission of $60,000 was paid to its President. In the year ended February 29, 1996, commission of $38,200.

                           FIRST MORTGAGE CORPORATION
                    Notes to Financial Statements -Continued-

NOTE #9 - Related Party Transactions -Continued-
------------------------------------------------

B.   Office Facilities

The Company rents space and office incidentals (copy service, secretarial, and miscellaneous) from the firm of one of its officers. Such space is on a month to month basis, and may be terminated by either party, with one month notice.

C.   Other Related Party Transactions

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

                           FIRST MORTGAGE CORPORATION
                   Notes to Financial Statements -Continued-

NOTE #11 - Taxes
----------------

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                                      Expiration
                                        Year of Loss      Amount       Date
                                       -------------------------------------
                                              1997    $  39,836        2012

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issued that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

                                                       1998       1997       1996
                                                 ---------------------------------
Current Tax Asset Value of Net Operating          $     -0-  $     -0-  $     -0-
Loss Carryforwards at Current Prevailing
  Federal Tax Rate                                      -0-      5,976        -0-
Evaluation Allowance                                    -0-  (   5,976)       -0-
                                                 ---------------------------------

     Net Tax Asset                                $     -0-  $     -0-  $     -0-
     Current Income Tax Expense                     124,673        -0-        -0-
     Deferred Income Tax                                -0-        -0-        -0-

                                     F-12
