Form 10QSB
period 1998-05-31
FIRST MORTGAGE CORP /UT/
filed 1999-08-09
CIK 36548

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                    For the Quarter Ended May 31, 1998
                                          -------------

                        Commission File No. 33-2749

                        FIRST MORTGAGE CORPORATION
                        --------------------------
          (Exact name of registrant as specified in its charter)


Incorporated under the laws of the State of
             Utah                                          87-03202209
-----------------------------------                        ------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation of organization)                       Identification Number)


         257 East 200 South, Suite 950, Salt Lake City, Utah 84111
         ---------------------------------------------------------
                 (Address of Principal Executive Offices)

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

    (1)  Yes  X              No
            -----
    (2)  Yes  X              No
            -----
Indicate the number of shares outstanding of each class of common stock as of August 1, 1999.
------------------

                 51,101,680 Common Stock (Par Value $.001)
                -------------------------------------------

                        First Mortgage Corporation
                                 Form 10-Q
                      Three Months Ended May 31, 1998


                                   INDEX
                                  -------

                                                                      Page
                                                                     ------
PART I   Financial Information

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

  ITEM 4 Submission of Matters to a Vote of Security Holders . . . . . . . .10

  ITEM 5      Other Information. . . . . . . . . . . . . . . . . . . . . . .10

  ITEM 6      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .10


    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

                        First Mortgage Corporation

                           Financial Statements

                               May 31, 1998
                                     &
                             February 28, 1998

                        First Mortgage Corporation
                              Balance Sheets
                    May 31, 1998 and February 28, 1998



                                                (Unaudited)
                                                        May       February
                                                   31, 1998       28, 1998
                                                ------------   ------------

                  Assets

Current Assets
--------------
  Cash in Bank                                  $     7,591     $   198,335
  Cash in Savings                                   100,000         100,000
  Other Receivables                                     -0-           9,509
  Contracts Receivable                               15,000          15,000
  Notes Receivable                                  551,500         339,000
                                                ------------    ------------
      Total Current Assets                          674,091         661,844

Fixed Assets
------------

  Office Equipment                                    2,161           2,261
  Leasehold Improvements                                435             470
                                                ------------    ------------
      Total Fixed Assets                              2,596           2,731

Other Assets
------------
  Certificate of Deposit                            200,000         200,000
  Land                                               47,968          47,968
                                                ------------    ------------
      Total Other Assets                            247,968         247,968
                                                ------------    ------------
      Total Assets                              $   924,655     $   912,543
                                                ============    ============


                           See Accompanying Note
                                     4




                        First Mortgage Corporation
                        Balance Sheets -Continued-
                     May 31, 1998 & February 28, 1998

                                                (Unaudited)
                                                       May         February
                                                  31, 1998         28, 1998
                                                ------------    ------------

                  Liabilities and Stockholders' Equity

Current Liabilities
-------------------
   Accounts Payable                              $       -0-     $      883
   Taxes Payable                                      91,336        124,673
                                                 ------------   ------------
     Total Current Liabilities                        91,336        125,556

Stockholders' Equity
--------------------

  Common Stock, 100,000,000
    Shares Authorized at $0.001 Par Value;
    51,101,680 Shares Issued & Outstanding            51,102         51,102
  Capital in Excess of Par Value                     242,697        242,697
  Retained Earnings                                  539,520        493,188
                                                 ------------   ------------
    Total Stockholders' Equity                       833,319        786,987
                                                 ------------   ------------
         Total Liabilities &
         Stockholders' Equity                    $   924,655    $   912,543
                                                 ============   ============

                           See Accompanying Note
                                     5


                        First Mortgage Corporation
                         Statements of Operations
           For the Three Month Periods Ended May 31, 1998 & 1997


                                                (Unaudited)   (Unaudited)
                                                       1998          1997
                                                ------------  ------------
Revenues
--------

   Mortgage Recovery                             $   94,000    $   18,143
   Interest                                          21,018         4,944
   Bad Debt Recovery                                    423           380
                                                ------------  ------------
     Total Revenues                                 115,441        23,467

Expenses
--------

  Commission Expense                                 48,000         7,000
  Office Expense                                      2,092         1,438
  Rent                                                2,175         2,175
  Professional Fees                                      59           -0-
  Telephone                                           1,068           507
  Depreciation                                          135           168
  Land Expense                                          -0-           249
  Travel                                                302         1,157
  Taxes                                               6,500            20
                                                ------------  ------------
    Total Expenses                                   60,331        12,714
                                                ------------  ------------
    Net Profit Before Taxes                          55,110        10,753

    Income Taxes                                      8,778           -0-
                                                ------------  ------------
    Net Profit After Taxes                      $    46,332   $    10,753
                                                ============  ============
    Earnings Per Share                          $      .001   $       .00

    Weighted Average Shares Outstanding          51,101,680    51,101,680


                           See Accompanying Note
                                     6

                        First Mortgage Corporation
                         Statements of Cash Flows
          For the Three Months Periods Ended May 31, 1998 & 1997


                                                    (Unaudited)   (Unaudited)
                                                          1998          1997
                                                   ------------  ------------
Cash Flows from Operating Activities
------------------------------------

  Net Income                                       $    46,332   $    10,753
  Adjustments to Reconcile Net Income
    to Operating Activities:
     Depreciation                                          135           168
  Changes in Operating Assets & Liabilities:
     Decrease in Other Receivables                       9,509           -0-
     Decrease in Prepaid Taxes                             -0-         4,742
     (Decrease) in Accounts Payable                (       883)          -0-
     (Decrease) in Taxes                           (    33,337)          -0-
                                                   ------------  ------------
       Net Cash Provided by
       Operating Activities                             21,756        15,663

Cash Flows from Investing Activities
------------------------------------

  Increase in Contracts                            (   212,500)          -0-
  Increase in Land Investment                              -0-   (     4,329)
  Increase in Investment                                   -0-   (     5,000)
  Purchase of Equipment                                    -0-   (     2,658)
  Collected on Contracts                                   -0-        39,857
                                                   ------------  ------------
       Net Cash Provided by
       Investing Activities                        (   212,500)       27,870

Cash Flows from Financing Activities
------------------------------------
       Net Cash Provided by
       Financing Activities                                -0-           -0-
                                                   ------------  ------------
       Increase (Decrease) in Cash                 (   190,744)       43,533

       Cash at Beginning of Year                   $   298,335   $   470,153
                                                   ------------  ------------
       Cash at End of Year                         $   107,591   $   513,686
                                                   ============  ============
Expense Disclosures
-------------------
  Interest                                         $       -0-   $       -0-
  Taxes                                                  8,778           -0-


                           See Accompanying Note
                                     7

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 28, 1998 10-K report.

                                     8


                   MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources
-------------------------------

Management believes that proceeds from current revenues from interest and cash reserves will provide sufficient capital to meet the Company's needs for the next twelve months.

Management believes that its prime source of funds will be interest earned from the trust deed notes receivable.

Results of Operations
---------------------

During the three months period ended May 31, 1998 the Company collected $94,000 from its mortgage recovery loan package purchased from FDIC or the RTC. In addition, the Company earned $21,018 in interest from its Trust Deed Notes. In 1997, for the three months period ended May 31, 1997, the Company collected $18,143 from its mortgage recovery program and earned $4,944 in interest.


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


     August 2, 1999             /S/ William S. Greaves
Date:--------------          By:-----------------------------
                                William S. Greaves, President
                                Principal Executive Officer,
                                Principal Financial & Accounting Officer