Form 10QSB
period 1998-08-31
FIRST MORTGAGE CORP /UT/
filed 1999-08-09
CIK 36548

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                   For the Quarter Ended August 31, 1998
                                        -----------------

                        Commission File No. 33-2749

                        FIRST MORTGAGE CORPORATION
                        --------------------------
          (Exact name of registrant as specified in its charter)


Incorporated under the laws of the State of
             Utah                                          87-03202209
-------------------------------------------            -------------------
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

    (1)  Yes  X          No
             ----           ----
    (2)  Yes  X          No
             ----           ----
Indicate the number of shares outstanding of each class of common stock as of August 1, 1999.
   ---------------

                 51,101,680 Common Stock (Par Value $.001)
                ------------------------------------------

                        First Mortgage Corporation
                                 Form 10-Q
                    Three Months Ended August 31, 1998


                                   INDEX
                                  ------

                                                                      Page
                                                                     ------

PART I   Financial Information

  ITEM 1    Financial Statements

    Balance Sheets . .4

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

  ITEM 4 Submission of Matters to a Vote of Security Holders . . . . . . . .10

  ITEM 5      Other Information. . . . . . . . . . . . . . . . . . . . . . .10

  ITEM 6      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .10


    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

                        First Mortgage Corporation

                           Financial Statements

                              August 31, 1998
                                     &
                             February 28, 1998

                        First Mortgage Corporation
                              Balance Sheets
                   August 31, 1998 and February 28, 1998


                                                      (Unaudited)
                                                          August     February
                                                        31, 1998     28, 1998
                                                     ------------ ------------

              ASSETS

Current Assets
--------------

  Cash in Bank                                       $     4,158  $   198,335
  Cash in Savings                                        100,000      100,000
  Other Receivables                                          -0-        9,509
  Contracts Receivable                                    15,000       15,000
  Notes Receivable                                       621,500      339,000
                                                     ------------ ------------
    Total Current Assets                                 740,658      661,844

Fixed Assets
------------
  Office Equipment                                         2,060        2,261
  Leasehold Improvements                                     400          470
                                                     ------------ ------------
    Total Fixed Assets                                     2,460        2,731

Other Assets
------------
  Certificate of Deposit                                 200,000      200,000
  Land                                                    47,968       47,968
                                                     ------------ ------------
    Total Other Assets                                   247,968      247,968
                                                     ------------ ------------
    Total Assets                                     $   991,086  $   912,543
                                                     ============ ============

                          See Accompanying Notes
                                     4





                        First Mortgage Corporation
                        Balance Sheets -Continued-
                    August 31, 1998 & February 28, 1998


                                                      (Unaudited)
                                                          August     February
                                                        31, 1998     28, 1998
                                                     ------------ ------------
             Liabilities And Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                                   $       -0-  $       883
  Taxes Payable                                           71,130      124,673
                                                     ------------ ------------
    Total Current Liabilities                             71,130      125,556

Stockholders' Equity
--------------------

  Common Stock, 100,000,000
    Shares Authorized at $0.001 Par Value;
    51,101,680 Shares Issued & Outstanding                51,102       51,102
  Capital in Excess of Par Value                         242,697      242,697
  Retained Earnings                                      626,157      493,188
                                                     ------------ ------------
    Total Stockholders' Equity                           919,956      786,987
                                                     ------------ ------------
    Total Liabilities &
    Stockholders' Equity                             $   991,086  $   912,543
                                                     ============ ============

                          See Accompanying Notes
                                     5


                        First Mortgage Corporation
                   Statements of Operations -Unaudited-
          For the Six Months Periods Ended August 31, 1998 & 1997
         and the Three Months Period Ended August 31, 1998 & 1997


                                     For the Six Months  For the Three Months
                                          Periods Ended         Periods Ended
                                      August     August     August     August
                                    31, 1998   31, 1997   31, 1998   31, 1997
                                   ---------- ---------- ---------- ----------
Revenues
--------
  Mortgage Recovery                $ 313,000  $ 100,070  $ 219,000  $  81,927
  Interest                            43,111     11,946     22,093      7,002
  Bad Debt Recovery                    1,468        796      1,045        416
                                   ---------- ---------- ---------- ----------
    Total Revenues                   357,579    112,812    242,138     89,345

Expenses
--------

  Commission Expense                 134,200     18,800     86,200     11,800
  Office Expense                       5,108      3,336      3,016      1,878
  Rent                                 4,350      4,350      2,175      2,175
  Professional Fees                    5,241      4,080      5,182      4,080
  Telephone                            1,581      1,026        513        519
  Depreciation                           270        372        135        203
  Land Expense                           -0-        249        -0-        -0-
  Travel                                 302      7,201        -0-      6,044
  Taxes                               15,830        -0-      9,330        -0-
                                   ---------- ---------- ---------- ----------
    Total Expenses                   166,882     39,414    106,551     26,699
                                   ---------- ---------- ---------- ----------

    Net Profit Before Taxes          190,697     73,398    135,587     62,646

    Income Taxes                      57,728     16,102     48,950     13,795
                                   ---------- ---------- ---------- ----------
    Net Profit After Taxes         $ 132,969  $  57,296  $  86,637  $  48,851
                                   ========== ========== ========== ==========
    Earnings Per Share             $     .02  $    .001  $     .02  $    .001

    Weighted Average
    Shares Outstanding            51,101,680 51,101,680 51,101,680 51,101,680

                          See Accompanying Notes
                                     6

                        First Mortgage Corporation
                         Statements of Cash Flows
          For the Six Months Periods Ended August 31, 1998 & 1997


                                                      (Unaudited)  (Unaudited)
                                                            1998         1997
                                                     ------------ ------------
Cash Flows from Operating Activities
------------------------------------

  Net Income                                         $   132,969  $    57,296
  Adjustments to Reconcile Net Income
    to Operating Activities:
       Rounding                                                1          -0-
       Depreciation                                          270          372
  Changes in Operating Assets & Liabilities:
    Decrease in Other Receivables                          9,509          -0-
    Decrease in Prepaid Taxes                                -0-        4,742
    (Decrease) in Accounts Payable                   (       883)         -0-
    Increase (Decrease) in Taxes                     (    53,543)      16,102
                                                     ------------ ------------
       Net Cash Provided by
       Operating Activities                               88,323       78,512

Cash Flows from Investing Activities
------------------------------------

  Increase in Contracts                              (   282,500)         -0-
  Purchase of Equipment                                      -0-  (     2,658)
  Purchase of Land                                           -0-  (     4,328)
  Collected On Contracts                                     -0-       34,430
                                                     ------------ ------------
       Net Cash Provided by
       Investing Activities                          (   282,500)      27,444

Cash Flows from Financing Activities
------------------------------------

       Net Cash Provided by
       Financing Activities                                  -0-          -0-
                                                     ------------ ------------

       Increase (Decrease) in Cash                   (   194,177)     105,956

       Cash at Beginning of Year                         298,335      470,153
                                                     ------------ ------------
       Cash at End of Year                           $   104,158  $   576,109
                                                     ============ ============
Expense Disclosures
-------------------

  Interest                                           $       -0-  $       -0-
  Taxes                                                   57,728       16,102


                          See Accompanying Notes
                                     7

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

Results of Operations
---------------------

During the six months period ending August 31, 1998, the Company collected $313,000 from mortgage recovery activities and $43,111 from interest income. Comparable figures for the six months of 1997 are $100,700 from mortgage recovery income and $11,946 from interest income.

For the three months period ending August 31, 1998, mortgage recovery revenues were $219,000 and interest earnings were $22,093. Comparable figures for the three month period of 1997, are $81,927 from mortgage revenues and $7,002 from interest income. The increase in revenues from the previous comparable period are the result of specific loan packages obtained from the FDIC. The Company expects this trend to continue into the next six months but not into the next fiscal year.

The Company had $357,579 in revenues in the six months period ending August 31, 1998. For the comparable six months period ending August 31 1997, total revenues were $112,812.

Commissions expense for the six months period ending August 31, 1998, were $134,200 and $18,000 for the six months period of 1997.

Administrative expenses for the six months period ending August 31, 1998, were $32,682 and for the comparable period of 1997 were $20,614.

Net profit after provisions for income taxes were $132,969 for August 31, 1998, and $57,296 for August 31, 1997.

The Company's management anticipates that revenues for the next fiscal year will be limited to interest earned on mortgage contracts. The collection of loan packages from FDIC and RTC is largely completed at February 28, 1999.

                                     9
                        PART II - OTHER INFORMATION
                       ----------------------------


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

                                    10


                                SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    August 1, 1999                /S/ William S. Greaves
Date:----------------        By: -------------------------
    August 1, 1999           William S. Greaves, President
                             (Principal Executive Officer)
                             (Principal Financial & Accounting Officer)



                                    11