Form 10QSB
period 1998-11-30
FIRST MORTGAGE CORP /UT/
filed 1999-08-09
CIK 36548

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                  For the Quarter Ended November 30, 1998
                                       ------------------

                        Commission File No. 33-2749

                        FIRST MORTGAGE CORPORATION
                        --------------------------
          (Exact name of registrant as specified in its charter)


Incorporated under the laws of the State of
             Utah                                            87-03202209
-------------------------------------------            --------------------
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

Indicate the number of shares outstanding of each class of common stock as of August 1, 1999.
--------------


                 51,101,680 Common Stock (Par Value $.001)
                ------------------------------------------

                        First Mortgage Corporation
                                 Form 10-Q
                    Nine Months Ended November 30, 1998


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

  ITEM 4 Submission of Matters to a Vote of Security Holders . . . . . . . .10

  ITEM 5 Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 10

  ITEM 6 Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 10


    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11



                        First Mortgage Corporation

                           Financial Statements

                             November 30, 1998
                                     &
                             February 28, 1998

                        First Mortgage Corporation
                              Balance Sheets
                  November 30, 1998 and February 28, 1998

                                                      (Unaudited)
                                                        November     February
                                                        30, 1998     28, 1998
                                                     ------------ ------------

              Assets

Current Assets
--------------

  Cash in Bank                                       $    53,719  $   198,335
  Cash in Savings                                        100,000      100,000
  Other Receivables                                          -0-        9,509
  Contracts Receivable                                    15,000       15,000
  Notes Receivable                                       596,500      339,000
                                                     ------------ ------------
       Total Current Assets                              765,219      661,844

Fixed Assets
------------

  Office Equipment                                         1,960        2,261
  Leasehold Improvements                                     365          470
                                                     ------------ ------------
       Total Fixed Assets                                  2,325        2,731

Other Assets
------------

  Certificate of Deposit                                 200,000      200,000
  Land                                                    47,968       47,968
                                                     ------------ ------------

       Total Other Assets                                247,968      247,968
                                                     ------------ ------------
       Total Assets                                  $ 1,015,512  $   912,543
                                                     ============ ============

                          See Accompanying Notes
                                     4


                        First Mortgage Corporation
                        Balance Sheets -Continued-
                   November 30, 1998 & February 28, 1998

                                                      (Unaudited)
                                                        November     February
                                                        30, 1998     28, 1998
                                                     ------------ ------------
              Liabilities And Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                                   $       -0-  $       883
  Taxes Payable                                           80,864      124,673
                                                     ------------ ------------
       Total Current Liabilities                          80,864      125,556

Stockholders' Equity
--------------------

  Common Stock, 100,000,000
    Shares Authorized at $0.001 Par Value;
    51,101,680 Shares Issued & Outstanding                51,102       51,102
  Capital in Excess of Par Value                         242,697      242,697
  Retained Earnings                                      640,849      493,188
                                                     ------------ ------------
       Total Stockholders' Equity                        934,648      786,987
                                                     ------------ ------------
       Total Liabilities &
       Stockholders' Equity                          $ 1,015,512  $   912,543
                                                     ============ ============

                          See Accompanying Notes
                                     5


                           First Mortgage Corporation
                      Statements of Operations -Unaudited-
           For the Nine Months Period Ended November 30, 1998 & 1997
           and the Three Months Period Ended November 30, 1998 & 1997


                                    For the Nine Months  For the Three Months
                                          Periods Ended         Periods Ended
                                    November   November   November   November
                                    30, 1998   30, 1997   30, 1998   30, 1997
                                   ---------- ---------- ---------- ----------

Revenues
--------
   Mortgage Recovery               $ 333,000  $ 245,069  $  20,000  $ 144,999
   Interest                           69,257     17,575     26,146      5,629
   Bad Debt Recovery                   3,839      1,419      2,371        623
                                   ---------- ---------- ---------- ----------
     Total Revenues                  406,096    264,063     48,517    151,251

Expenses
--------

   Commission Expense                150,200     69,600     16,000     50,800
   Office Expense                      7,655      4,267      2,547      1,331
   Rent                                7,250      6,525      2,900      2,175
   Professional Fees                   5,241      4,080        -0-        -0-
   Telephone                           2,125      1,673        544        648
   Depreciation                          405        575        135        203
   Land Expense                          -0-        249        -0-        -0-
   Travel                              2,610      8,928      2,308      1,727
   Taxes                              15,830        792        -0-        393
                                   ---------- ---------- ---------- ----------
      Total Expenses                 191,316     96,689     24,434     57,277
                                   ---------- ---------- ---------- ----------
      Net Profit Before Taxes        214,780    167,374     24,080     93,974

      Income Taxes                    67,119     53,631      9,391     23,303
                                   ---------- ---------- ---------- ----------
      Net Profit After Taxes       $ 147,661  $ 113,743  $  14,689  $  70,671
                                   ========== ========== ========== ==========
      Earnings Per Share           $    .003  $    .002  $    .000  $    .001

    Weighted Average
    Shares Outstanding            51,101,680 51,101,680 51,101,680 51,101,680

                          See Accompanying Notes
                                     6

                        First Mortgage Corporation
                         Statements of Cash Flows
        For the Nine Months Periods Ended November 30, 1998 & 1997


                                                      (Unaudited)  (Unaudited)
                                                            1998         1997
                                                     ------------ ------------
Cash Flows from Operating Activities
------------------------------------

  Net Income                                         $   147,661  $   113,743
  Adjustments to Reconcile Net Income
    to Operating Activities:
       Depreciation                                          405          575
  Changes in Operating Assets & Liabilities:
    Decrease in Other Receivables                          9,509          -0-
    Decrease in Prepaid Taxes                                -0-        4,742
    (Decrease) Increase in Other Receivables                 -0-  (   125,000)
    Increase in Accounts Payable                     (       883)         -0-
    Increase (Decrease) in Taxes Payable             (    43,809)      53,631
    Rounding                                                   1  (         1)
                                                     ------------ ------------
       Net Cash Provided by
       Operating Activities                              112,884       47,690

Cash Flows from Investing Activities
------------------------------------

  Increase in Contracts                             (    290,000)         -0-
  Purchase of Equipment                                      -0-  (     2,658)
  Purchase of Land                                           -0-  (     4,328)
  Collected on Contracts                                  32,500       34,430
                                                     ------------ ------------
       Net Cash Provided by
       Investing Activities                          (   257,500)      27,444

Cash Flows from Financing Activities
------------------------------------

       Net Cash Provided by
       Financing Activities                                  -0-          -0-
                                                     ------------ ------------
       Increase (Decrease) in Cash                   (   144,616)      75,134

       Cash at Beginning of Year                     $   298,335  $   470,153
                                                     ------------ ------------
       Cash at End of Year                           $   153,719  $   545,287
                                                     ============ ============

Expense Disclosures
-------------------

  Interest                                           $       -0-  $       -0-
  Taxes                                                   67,119       53,631


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

Results of Operations
---------------------

During the nine month period ending November 30, 1998, the Company collected $333,000 from mortgage recovery activities and $69,257 from interest income. Comparable figures for the nine months of 1997 are $245,069 from mortgage recovery income and $17,575 from interest income.

For the three months period ending November 30, 1998, mortgage recovery revenues were $20,000 and interest earnings were $26,146. Comparable figures for the three months period of 1997 are $144,999 from mortgage revenues and $5,629 from interest income. The increase in revenues from the previous comparable periods are the result of specific loan packages obtained from the FDIC. The Company expects this trend to continue for the next three months, but not into the next fiscal year.

The Company had $406,096 in revenues in the nine months period ending November 30, 1998. For the comparable nine months period ending November 30, 1997, total revenues were $264,096.

Commissions expense for the nine months period ending November 30, 1998, were $150,200 and $69,000 for the nine months period of 1997.

Administrative expenses for the nine months period ending November 30, 1998, were $41,116 and for the comparable period of 1997 were $27,000.

Net profit after provisions for income taxes were $147,661 for November 30, 1998, and $113,743 for November 30, 1997.

The Company's management anticipates that revenues for the next fiscal year will be limited to interest earned on mortgage contracts. The collection of loan packages from FDIC and RTC is largely completed at February 28, 1999.


                                     9
                        PART II - OTHER INFORMATION
                        ---------------------------


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

     August 1, 1999          /S/ William S. Greaves
Date:---------------      By:--------------------------------
      August 1, 1999         William S. Greaves, President
                             (Principal Executive Officer)
                             (Principal Financial & Accounting Officer)



                                    11