Form 10KSB
period 1999-02-28
FIRST MORTGAGE CORP /UT/
filed 1999-10-06
CIK 36548

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-K

(Mark One)

      X   Annual report under section 13 or 15(d) of the Securities Exchange Act
     ---- of 1934 (Fee required)

     For the fiscal year ended February 28, 1999

     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

     For the transition period from ______ to_______.

                      Commission File Number: 33-2749

                         FIRST MORTGAGE CORPORATION
           (Exact Name of Registrant as Specified in Its Charter)


        Utah                                                  87-0320209
-------------------------------                          ------------------
State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization                           Identification No.)


257 East 200 South, Suite 950, Salt Lake City, Utah                84111
----------------------------------------------------          -------------
(Address of Principal Executive Offices)                         Zip Code

                               (801) 363-7663
                               --------------
            (Registrant's Telephone Number, Including Area Code)

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

The number of shares of Common Stock of the issuer outstanding as of September 27, 1999 was 51,101,680.

               Documents Incorporated by Reference

A portion of the exhibits in Part III of the issuer's registration statement on Form S-18 is incorporated by reference into Part III of this Form 10-K.

                             TABLE OF CONTENTS

                                                                      Page
                                                                     ------
                                   PART I

Item 1.   Business                                                      1

Item 2.   Property                                                      3

Item 3.   Legal Proceedings                                             4

Item 4.   Submission of Matters to a Vote of Security Holders           4


                                  PART II

Item 5.   Market For Registrant's Common Equity and
          Related Stockholder Matters                                   4

Item 6.   Selected Financial Data                                       5

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 5

Item 8.   Financial Statements and Supplementary Data                   6

Item 9.   Changes in Disagreements With Accountants
          on Accounting and Financial Disclosure                        6

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant            7

Item 11.  Executive Compensation                                        8

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                8

Item 13.  Certain Relationships and Related Transactions                9


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                                      11

                                   PART I

Item 1.  Business.
------------------
General

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

Industry Background
--------------------

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

                                     1
The bidding process for the various loan packages will vary depending upon the type of financial institution involved. Generally, the Company will determine the potential for successful collection and will estimate the cost of collection, including the location of the originating loans. Based upon the information developed from this process, the Company will place a bid with the financial institution or will attend the auction and bid on the package. Management believes that it is successful in approximately twenty percent of the bids made for loan packages, or parts of such loan packages.

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

In the year ended February 28, 1998, the Company acquired no new loan packages. The Company feels that there will be very few loan packages available in the foreseeable future. The Company has provided Bridge Loans on building lots and houses. The notes are all secured by the real estate, and all are due within twelve months of the date of the indebtedness instrument and bear interest between 12% and 18% per annum.

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

                                     2
Only a small number of the debts collected by the Company involve consumer debts. Also, all of the loan packages are collected for the benefit of the joint venture which owns the loan package. Therefore, the Company does not believe that the Act applies to the operations of the Company, even in connection with the collection of consumer debts.

A number of states have enacted similar debt collection legislation. The Company believes that it is either exempt from such legislation or it is in compliance with such laws.

Employees
---------

As of July 5, 1998, the Company, had no full-time employees. Mr. Greaves, the President of the Company devotes approximately one-half his time to the business of the Company. (See Item 10. Directors and Executive Officers of the Registrant.)

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

                                     3
Item 3.  Legal Proceedings.
---------------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

No matter was submitted during the fourth quarter of the year ended February 28, 1999, to a vote of the security holders.



                                  PART II


Item 5.  Market For Registrant's Common Equity and Related Stockholder
Matters.
-----------------------------------------------------------------------

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

As of September 27, 1999, there were approximately 300 holders of record of the Common Stock of the Company as reported to the Company by its transfer agent.

The Company has not declared any cash dividends on any class of common equity for the last two fiscal years or subsequent to the most recent fiscal year end. The Company does not anticipate declaring or paying any dividends in the foreseeable future.

                                     4

Item 6.  Selected Financial Data.
---------------------------------

                               02/28/99   02/28/98   02/28/97   02/29/96    02/28/95
                             -------------------------------------------- -----------
Income Statement Data
  Revenue                    $  460,044 $  577,383 $   59,908 $   98,161  $  131,529
  Operating Expenses            195,936    219,298     96,744     87,607      84,118
  Income from Operations        264,108    358,085   ( 39,836)    10,554      47,111
  Interest (Loss) Expenses          163        -0-      3,753      1,120       4,287
  Provisions for Taxes         ( 96,510)  (124,673)  (  4,741)     3,419       9,422
  Net Income (Loss)             167,598    233,412   ( 35,095)     9,654      37,689

  Earnings Per Share               0.03       0.01       0.00       0.00        0.00

  Shares Outstanding         51,101,680 51,101,680 51,101,680 51,101,680  51,101,608

Balance Sheet Data

  Cash & Cash Equivalent        348,566    498,335    470,153    340,577     435,781

    Total Assets             $1,049,104 $  912,543 $  553,575 $  730,367  $  761,587

    Total Debt                   94,519    125,556        -0-    141,697     182,571

  Shareholders' Equity          954,585    789,987    553,575    588,670     579,016


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------

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

                                     5
The Company does not recognize income of any specific loan packages until such time as the entire investment is recovered. Since the Company has no recourse or other guarantee on the collect ability of the loan packages, and since as a general rule there is no market for factoring or marketing the loans individually, the fair market value of the loan packages is undeterminable and is presented on the financial statements at its cost, less amounts collected.

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

The Company has collected $250,000 in loan packages recoveries since February 28, 1998. The Company does ont anticipate significant collection on existing loan packages it has purchased and has no prospect for the acquisition of loan packages in the future.

Liquidity and Capital Resources
-------------------------------

The Company's cash requirements consist principally of working capital, and payment of principal and interest on its outstanding indebtedness. The Company has no plans for capital expenditures. At February 28, 1999 and 1998, the Company had working capital of $954,585 and $786,987 respectively. Cash and cash equivalents balances were $348,561 and $498,335 respectively. The Company's growth in working capital at February 28, 1999, was attributable to its operations. Operations accounted for all increases in cash flows for the years ended February 29, 1999 and 1998.

The Company believes that cash from operating activities will be sufficient to finance its activities for its fiscal year ending February 28, 2000.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The following financial statements are attached hereto and incorporated herein:
                                                                      Page
Independent Auditor's Report                                           F-2

Balance Sheets for the years ended February 28, 1999 and 1998          F-3

Statements of Operations for the Fiscal Years Ended
February 28, 1999 and 1998                                             F-5

Statements of Stockholders' Equity                                     F-6

Statements of Cash Flows                                               F-7

Notes to Financial Statements                                          F-8

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
-------------------------------------------------------------------------
     None.

                                     6
                                  PART III


Item 10.  Directors and Executive Officers of the Registrant.
--------------------------------------------------------------
The following information is provided for each of the executive officers and directors of the Company:


WILLIAM S. GREAVES has been the President and a Director of the Company since 1977. Mr. Greaves devotes approximately half of his time to the business of the Company. Since approximately 1980, he has been the president of Green River Development Associates, Inc., a privately held company engaged in providing retail services to long-haul truckers. Mr. Greaves received his bachelor of science degree in 1966 in sociology and business from Utah State University, and his masters of public administration in 1970 from the University of Southern California. Age 54.


STANLEY R. DE WAAL has been the Secretary and Treasurer of the Company since 1977 and has been a Director of the Company since 1977. He is certified public accountant and a senior partner in DeWaal, Keeler & Company, Certified Public Accountants, which has been his principal occupation for at least the past five years. (See Item 13. Certain Relationships and Related Transactions.) Age 64.

DONALD L. SMITH has been a Director of the Company since 1977. From 1975 to 1991 Mr. Smith was the owner of Smith Agency/Insurance Associates, an independent insurance agency. Since 1991 he has been an insurance agent for ATP Insurance, Inc., an independent insurance agency. Age 65.

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

During the most recent fiscal year ended February 28, 1999, the Company did not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. Therefore, no Forms 3,4, or 5 were filed during such year.

                                     7
Item 11.  Executive Compensation.
----------------------------------

The following table sets forth the aggregate executive compensation paid by the Company for the fiscal years ended February 28, 1999, 1998 and 1997.


                          Annual Compensation                  Long Term Compensation
                      -----------------------------          ------------------------
                                                   Restr-                        All
Name                                                icted                      Other
& Principal                                         Stock Options/    LTIP   Compen-
Positions      Year  Salary   Bonus Compensation  Award(s)  SAR(s) Payouts    sation
-------------------------------------------------------------------------------------
William S.     1999       -       -  $162,200(1)        -       -        -         -
 Greaves,      1998       -       -   182,000(1)        -       -        -         -
President      1997       -       -    60,500(1)        -       -        -         -
-------------------------------------------------------------------------------------


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

No other executive officer of the Company received any compensation exceeding $100,000 for the fiscal years ended February 28, 1999, 1998 and 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The following table sets forth certain information concerning the stock ownership as of August 31, 1995, of (I) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock; (ii) all directors; (iii) each of the executive officers; and
(iv) directors and executive officers of the Company as a group:


                     Name and Address             Amount and Nature of        Percent
Title of Class      of Beneficial Owner           Beneficial Ownership       of Class
-----------------   --------------------------    --------------------     ----------

Common Stock        William S. Greaves                     25,601,100         50.08%
($.001 par value)   2924 LaJoya Drive
                    Salt Lake City, UT 84124

Common Stock        Stanley De Waal                               -0-             *
($.001 par value)

Common Stock        Donald L. Smith                            25,000             *
($.001 par value)

Common Stock        Susan and Bryce Wade                    8,086,575         15.82%
($.001 par value)   2205 Pheasant Way
                    Salt Lake City, UT 84121

Common Stock        Directors and Executive                25,626,100         50.12%
($.001 par value)   Officers as a Group
                    (3 Persons)
-------------------------------------------------------------------------------------

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

                                     9
These shares are held of record by Eiger Enterprises, Ltd., a family limited partnership. Eiger, Inc., a company owned by Mrs. Wade, is the general partner of such limited partnership. Mr. and Mrs. Wade are husband and wife, and therefore, Mr. Wade is deemed to share beneficial ownership in such shares with his wife by virtue of such relationship, although he has no legal ownership in such shares.

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

(b)  The following exhibits are furnished with this Report as required by
     Item 601 of Regulation S-K:

Exhibit No.         Description of Exhibit                            Page
-----------         ------------------------------------------       ------
3.1                   Articles of Incorporation, as amended             *
3.2                   By-Laws of the Company currently in effect        *

* Filed as an exhibit with the Company's registration statement on Form S-18 effective November 7, 1986.

(c) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.


                                 SIGNATURES
                                -----------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST MORTGAGE CORPORATION



                                        By:/S/ William S. Greaves
Date: September 27, 1999                --------------------------
                                        William S. Greaves, President and
                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /S/ William S. Greaves
By:-----------------------------------  Date: September 27, 1999
   William S. Greaves, Director, Chief
   Financial Officer and Principal
   Accounting Officer


   /S/ Stanley R. DeWaal
By:----------------------------------
   Stanley R. DeWaal, Director

   /S/ Donald L. Smith
By:----------------------------------
   Donald L. Smith, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company has not furnished to its shareholders an annual report covering the registrant's fiscal year ended February 28, 1999. No proxy statement, form of proxy or other proxy soliciting material has been sent to any of the registrant's security-holders with respect to any annual or other meeting of the security-holders. The registrant has no immediate plans to furnish any proxy material to its security-holders subsequent to the filing of this annual report on Form 10-K. However, the Company intends to furnish its shareholders an annual report for the year ended February 28, 1999.

                         First Mortgage Corporation

                            Financial Statements

                             February 28, 1999
                                     &
                             February 28, 1998

/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.



                        Independent Auditors Report
                        ----------------------------


Board of Directors
First Mortgage Corporation


I have audited the accompanying balance sheets of First Mortgage Corporation, as of February 28, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended February 28, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of First Mortgage
Corporation, as of February 28, 1999 and 1998,   and the results of its
operations and its cash flows for the years ended February 28, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.



/S/ Schvaneveldt & Company
Salt Lake City, Utah
July 7, 1999

                                    F-2

                         First Mortgage Corporation
                               Balance Sheets
                         February 28, 1999 and 1998

                                                   February      February
                                                   28, 1999      28, 1998
                                                ------------  ------------
              Assets

Current Assets
--------------
  Cash in Bank                                  $    48,566   $   198,335
  Cash in Savings                                   100,000       100,000
  Other Receivables                                   3,922         9,509
  Contracts Receivable                                2,500        15,000
  Notes Receivable                                  594,000       339,000
                                                ------------  ------------
       Total Current Assets                         748,988       661,844

Fixed Assets
------------
  Office Equipment                                    1,818         2,261
  Leasehold Improvements                                330           470
                                                ------------  ------------
       Total Fixed Assets                             2,148         2,731

Other Assets
------------
  Investment                                         50,000           -0-
  Certificate of Deposit                            200,000       200,000
  Land                                               47,968        47,968
                                                ------------  ------------
       Total Other Assets                           297,968       247,968
                                                ------------  ------------
       Total Assets                             $ 1,049,104   $   912,543
                                                ============  ============

The accompanying notes are an integral part of these financial statements
                                    F-3

                         First Mortgage Corporation
                         Balance Sheets -Continued-
                          February 28, 1999 & 1998

                                                   February      February
                                                   28, 1999      28, 1998
                                                ------------  ------------

              Liabilities And Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                              $       592   $       883
  Taxes Payable                                      93,927       124,673
                                                ------------  ------------
       Total Current Liabilities                     94,519       125,556

Stockholders' Equity
--------------------
  Common Stock, 100,000,000 Shares Authorized
    at $0.001 Par Value;
    51,101,680 Shares Issued and Outstanding         51,102        51,102
  Capital in Excess of Par Value                    242,697       242,697
  Retained Earnings                                 660,786       493,188
                                                ------------  ------------
       Total Stockholders' Equity                   954,585       786,987
                                                ------------  ------------
       Total Liabilities and
       Stockholders' Equity                     $ 1,049,104   $   912,543
                                                ============  ============


The accompanying notes are an integral part of these financial statements
                                    F-4

                         First Mortgage Corporation
                          Statements of Operations
                         For the Fiscal Years Ended
                       February 28, 1999, 1998 & 1997

                                                  1999          1998          1997
                                           ------------  ------------  ------------
Revenues
--------
  Mortgage Recovery                        $   360,500   $   543,070   $    35,000
  Interest                                      92,604        31,035        19,849
  Miscellaneous                                  3,381         1,802           -0-
  Bad Debt Recovery                              3,559         1,476         2,059
                                           ------------  ------------  ------------
    Total Revenues                             460,044       577,383        56,908

Expenses
--------
  Commission Expense                           162,200       182,400        60,800
  Interest Expense                                 163           -0-         3,753
  Office Expense                                 8,861         6,002         6,272
  Rents                                          8,700         8,700         9,276
  Professional Fees                              5,676         4,931         3,551
  Telephone                                      2,868         2,932         4,031
  Depreciation                                     583           538           195
  Land Expense (Note #6)                         2,868           757         1,000
  Travel                                         3,125        12,036         7,379
  Taxes                                            892         1,002           487
                                           ------------  ------------  ------------
    Total Expenses                             195,936       219,298        96,744
                                           ------------  ------------  ------------
    Income Before Taxes                        264,108       358,085   (    39,836)

    Income Taxes                           (    96,510)  (   124,673)        4,741
                                           ------------  ------------  ------------
    Net Income (Loss) After Taxes          $   167,598   $   233,412   ($   35,095)
                                           ============  ============  ============
    Earnings (Loss) Per Share              $       .03   $       .05   $       .00

    Weighted Average Shares
    Outstanding                             51,101,680    51,101,680    51,101,680


The accompanying notes are an integral part of these financial statements
                                    F-5


                         First Mortgage Corporation
                     Statements of Stockholders' Equity
                  From March 1, 1996 to February 28, 1999


                                                                       Additional
                                      Common Stock          Paid in      Retained
                                   Shares      Amount       Capital      Earnings
                             -----------------------------------------------------
Balance,
March 1, 1996                  51,101,680      51,102       242,697       294,871

Loss for Year Ended
February 28, 1997                                                     (    35,095)
                             -----------------------------------------------------
Balance,
February 28, 1997              51,101,680      51,102       242,697       259,776

Income for Year Ended
February 28, 1998                                                         233,412
                             -----------------------------------------------------
Balance,
February 28, 1998              51,101,680      51,102       242,697       493,188

Income for Year Ended
February 28, 1999                                                         167,598
                             -----------------------------------------------------
Balance, February 28, 1999     51,101,680  $   51,102    $  242,697     $  60,786
                             =====================================================

The accompanying notes are an integral part of these financial statements
                                    F-6

                         First Mortgage Corporation
                          Statements of Cash Flows
                         For the Fiscal Years Ended
                      February 28, 1999, 1998 and 1997


                                                   1999         1998          1997
                                            ------------ ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                          $   167,598  $   233,412   ($   35,095)
  Adjustments to Reconcile Net Income or
   (Loss) to Operating Activities:
    Depreciation                                     583          538           195
  Changes in Operating Assets & Liabilities:
   (Increase) in Prepaid Taxes                       -0-          -0-   (     2,614)
   (Increase) Decrease in Other Receivables        5,587  (     9,509)          -0-
   (Increase) Decrease in Accounts Receivable        -0-          -0-       100,000
   (Decrease) Increase in Accounts Payable   (       291)         883   (     1,697)
   Increase (Decrease) in Taxes Payable      (    30,746)     124,673           -0-
   (Increase) Decrease in Prepaid Taxes              -0-        4,742           -0-
                                             ------------ ------------  ------------
     Net Cash (Used) Provided by
     Operating Activities                        142,731      354,739        60,789

Cash Flows from Investing Activities
------------------------------------
  Purchase of Long Term CD                           -0-  (   200,000)          -0-
  Purchase of Land                                   -0-  (     4,328)  (    17,224)
  Cash Received on Contracts                      45,000       34,430       229,200
  Investment in Contracts                    (   337,500) (   354,000)  (     3,189)
  Purchase of Office Equipment                       -0-  (     2,659)          -0-
                                             ------------ ------------  ------------
    Net Cash Provided by
    Investing Activities                         292,500  (   526,557)      208,787

The accompanying notes are an integral part of these financial statements
                                    F-7
                         First Mortgage Corporation
                    Statements of Cash Flows -Continued-
                         For the Fiscal Years Ended
                      February 28, 1999, 1998 and 1997


                                                   1999         1998          1997
                                            ------------ ------------  ------------
Cash Flows from Financing Activities
------------------------------------

   (Decrease) Increase in Notes Payable             -0-          -0-   (   140,000)
                                            ------------ ------------  ------------
     Net Cash Provided by
     Financing Activities                           -0-          -0-   (   140,000)
                                            ------------ ------------  ------------
     Increase (Decrease) in Cash            (   149,769) (   171,818)      129,576
                                            ------------ ------------  ------------
     Cash at Beginning of Year                  298,335      470,153       340,577
                                           ------------ ------------  ------------
     Cash at End of Year                   $   148,566  $   298,335   $   470,153
                                           ============ ============  ============
Expense Disclosures
-------------------
  Interest                                 $       163  $       -0-   $     3,753
  Taxes                                         91,635      124,673           -0-

The accompanying notes are an integral part of these financial statements
                                    F-8
                         First Mortgage Corporation
                       Notes to Financial Statements

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

                                    F-9

                         First Mortgage Corporation
                 Notes to Financial Statements -Continued-

NOTE #5 - Depreciation of Fixed Assets
--------------------------------------

The following is a summary of leasehold improvements and office equipment at cost, accumulated depreciation, and depreciation expense.

                                                       Accumulated    Depreciation
                                        Cost          Depreciation      Expenses
Assets                             1999     1998     1999     1998    1999     1998
-------------------------------------------------------------------------------------
Leasehold Improvements          $ 1,400  $ 1,400  $ 1,070  $   930 $   140  $   140
Office Equipment                  5,339    5,339    3,521    3,078     443      398
                                ----------------------------------------------------
  Total                         $ 6,739  $ 6,739  $ 4,591  $ 4,008 $   583  $   538
                                ====================================================

Depreciation for all fixed assets is computed using the straight-line method with useful lives of 6 or 10 years on both classes of assets.

NOTE #6- Land Expenses
----------------------
The Company paid expenses on the land described in Note #4 as follows.

                                              1999      1998      1997
                                        ------------------------------
     Taxes                               $    510  $    508  $    487
     Engineering & Legal                      -0-       248       -0-
     Management                               -0-       -0-     1,000
                                        ------------------------------
          Total Expenses                 $    510  $    756  $  1,487
                                        ==============================

NOTE #7 - Resolution Trust Contracts
------------------------------------
The Company purchased from the Resolution Trust Corporation, and the F.D.I.C. loan packages, in years prior to the year ended February 28, 1999. During the year ended February 28, 1999, no new loan packages were acquired and the Company collected all of its investment in the loan packages held at March 1, 1997. The Company does not anticipate significant collections on loan packages beyond the $105,000 collected at the date of this report. These loan packages were bought by sealed competitive bid. At date of purchase the Company has no guarantee it can recover its investment or collect any of the principal balance. The Company has adopted the practice of recovering its investment then recognizing as income all proceeds of collection efforts in the period in which the money is received.

The Company has acquired several loan packages from the Resolution Trust Corp., and FDIC (see Note #8) and other privately negotiated contracts. Because the financial instruments that the Company holds have no established market through which the Company could liquidate them, the amounts listed below represent the anticipated amounts to be realized over a period of years.
                                    F-10


                         First Mortgage Corporation
                 Notes to Financial Statements -Continued-

NOTE #7 - Resolution Trust Contracts -Continued-
------------------------------------------------
Scheduled below are the disclosures required pursuant to SFAS 107.

                                              Original                      Expected
                                              Purchase      Book Values      Returns
                                                Amount  02/28/98  02/28/97  02/28/99
                                              ---------------------------------------
Irvine, California Loan Package               $162,223  $    -0-  $ 59,023  $ 15,000
Connecticut Mortgage  Certificate               35,050       -0-    12,050    35,000
California SBA Loan                             20,857       -0-    15,857     7,000
Denver Company Loan Package                    100,000       -0-       -0-     5,000
San Jose, California Loan Package              115,000       -0-       -0-    43,000
                                              ---------------------------------------
     Total                                    $433,130  $    -0-  $ 86,930  $105,000
                                              =======================================

Further recoveries of the outstanding loans of the loan packages is uncertain as to what amount or in what accounting period collection will be made.

NOTE #8 - Notes Receivable
--------------------------
The Company provided Bridge Loans on building lots and houses. The notes are all due within twelve months of the date of the indebtedness instrument and bear interest between 12% to 18% per annum. The Company holds Trust Deed Notes on the property and has guarantees from the owners. The Company anticipates receiving its investment of $594,000 and the interest as provided by the notes during the coming year.

NOTE #9 - Related Party Transactions
------------------------------------
A.   Commissions

The Company has an agreement with its officers to pay a commission of up to 40% of the total collected on the Resolution Trust Corporation, and the F.D.I.C. notes after it has recovered its initial investment. Commission using the same criteria, of up to 40% may also be paid to other persons, as contracted by the officers, for amounts collected. In the year ended February 28, 1999, commissions of $162,200 were paid to the Company President. In the year ended February 28, 1998, commission of $182,400 was paid to its President. In the year ended February 28, 1997, commission of $60,800, was paid to its President.

                                    F-11
                         First Mortgage Corporation
                 Notes to Financial Statements -Continued-

NOTE #9 - Related Party Transactions -Continued-
-------------------------------------------------

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

The Company provides to Mr. Wade a nominal amount of office space at no charge; the Company has no written contracts for such arrangement

NOTE #10 - Concentration of Credit Risk
---------------------------------------

The Company maintains cash savings at two financial institutions located in Utah. Accounts at each institution are insured by the Federal Deposit
Insurance Corporation up to $100,000.   The Company currently has $100,000
at one financial institutions in excess of the insured amounts.








                                    F-12

                         First Mortgage Corporation
                 Notes to Financial Statements -Continued-

NOTE #11 - Taxes
----------------

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issued that create timing differences that would mandate deferred tax expense.


                                                         1999         1998
                                                    ----------   ----------
Current Tax Asset Value of Net Operating            $     -0-    $     -0-
Loss Carryforwards at Current Prevailing
  Federal Tax Rate                                        -0-          -0-
                                                     ----------   ----------
Evaluation Allowance                                      -0-          -0-

  Net Tax Asset                                     $     -0-    $     -0-
  Current Income Tax Expense                           96,510      124,673
  Deferred Income Tax                                     -0-          -0-

NOTE #12 - Y2K Compliance
-------------------------
The Company does not make use of significant computer programs susceptible to any anticipated Y2Kproblems. The Company believes the banks it currently uses are Y2K compliant.

NOTE #13 - Subsequent Events
----------------------------

Subsequent to its year end the Company collected in full the two "Bridge Loans" notes that were past due and foreclosed on the third. The Company now has possession of the property and is actively pursuing sales opportunities.


                                    F-13