Form 10QSB
period 1999-05-31
FIRST MORTGAGE CORP /UT/
filed 1999-12-06
CIK 36548

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                     For the Quarter Ended May 31, 1999

                        Commission File No. 33-2749

                         FIRST MORTGAGE CORPORATION
                        ----------------------------
           (Exact name of registrant as specified in its charter)


Incorporated under the laws of the State of
          Utah                                            87-03202209
-------------------------------------------         -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation of organization)                       Identification Number)


         257 East 200 South, Suite 950, Salt Lake City, Utah 84111
         ---------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (801) 363-7663
                              ---------------
             Registrant's telephone number, including area code


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

    (1)  Yes    X       No
              -----          -----
    (2)  Yes    X       No
              -----          -----

Indicate the number of shares outstanding of each class of common stock as of December 1, 1999.


                 51,101,680 Common Stock (Par Value $.001)
                 -----------------------------------------

                         First Mortgage Corporation
                                 Form 10-Q
                      Three Months Ended May 31, 1999




                                   INDEX

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

       ITEM 4  Submission of Matters to a Vote of Security Holders . . . 9

       ITEM 5  Other Information . . . . . . . . . . . . . . . . . . . . 9

       ITEM 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 9


          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .10

                         First Mortgage Corporation
                               Balance Sheets
                     May 31, 1999 and February 28, 1999


                                                   (Unaudited)
                                                          May    February
                                                     31, 1999    28, 1999
                                                  ------------------------
                  Assets

Current Assets
--------------
  Cash in Bank                                    $    62,824  $   48,566
  Cash in Savings                                     100,000     100,000
  Other Receivables                                     3,922       3,922
  Contracts Receivable                                  2,500       2,500
  Notes Receivable                                    666,500     594,000
                                                  ------------------------
         Total Current Assets                         835,746     748,988

Fixed Assets
------------
  Office Equipment                                      1,707       1,818
  Leasehold Improvements                                  295         330
                                                  ------------------------
         Total Fixed Assets                             2,002       2,148

Other Assets
------------
  Investment                                           50,000      50,000
  Certificate of Deposit                              200,000     200,000
  Land                                                 47,968      47,968
                                                  ------------------------
         Total Other Assets                           297,968     297,968
                                                  ------------------------
         Total Assets                              $1,135,716 $ 1,049,104
                                                  ========================

                           See Accompanying Notes
                                      3

                         First Mortgage Corporation
                         Balance Sheets -Continued-
                      May 31, 1999 & February 28, 1999

                                                   (Unaudited)
                                                          May    February
                                                     31, 1999    28, 1999
                                                  ------------------------
        Liabilities and Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                 $      592  $      592
  Taxes Payable                                       123,375      93,927
                                                  ------------------------
    Total Current Liabilities                         123,967      94,519

Stockholders' Equity
--------------------
  Common Stock, 100,000,000
    Shares Authorized at $0.001 Par Value;
    51,101,680 Shares Issued & Outstanding             51,102      51,102
  Capital in Excess of Par Value                      242,697     242,697
  Retained Earnings                                   717,950     660,786
                                                  ------------------------
    Total Stockholders' Equity                      1,011,749     954,585
                                                  ------------------------
    Total Liabilities &
    Stockholders' Equity                          $ 1,135,716 $ 1,049,104
                                                  ========================

                           See Accompanying Notes
                                      4

                         First Mortgage Corporation
                          Statements of Operations
           For the Three Month Periods Ended May 31, 1999 & 1998

                                                   (Unaudited) (Unaudited)
                                                         1999        1998
                                                  ------------------------
Revenues
--------
  Mortgage Recovery                               $   130,000 $    94,000
  Interest                                              4,362      21,018
  Bad Debt Recovery                                     8,000         423
                                                  ------------------------
    Total Revenues                                    142,362     115,441

Expenses
--------
  Interest Expense                                        463         -0-
  Commission Expense                                   47,000      48,000
  Office Expense                                          225       2,092
  Rent                                                  2,175       2,175
  Professional Fees                                     1,200          59
  Telephone                                               565       1,068
  Depreciation                                            146         135
  Land Expense                                            866         -0-
  Travel                                                3,110         302
  Taxes                                                   -0-       6,500
                                                   ------------------------
    Total Expenses                                     55,750      60,331
                                                   ------------------------
    Net Profit Before Taxes                            86,612      55,110

    Income Taxes                                       29,448       8,778

    Net Profit After Taxes                        $    57,164 $    46,332
                                                  ========================
    Earnings Per Share                            $     0.001 $     0.001

    Weighted Average Shares Outstanding            51,101,680  51,101,680


                           See Accompanying Notes
                                      5

                         First Mortgage Corporation
                          Statements of Cash Flows
           For the Three Months Periods Ended May 31, 1999 & 1998


                                                   (Unaudited) (Unaudited)
                                                         1999        1998
                                                  ------------------------
Cash Flows from Operating Activities
------------------------------------
  Net Income                                       $    57,164 $   46,332
  Adjustments to Reconcile Net Income
    to Operating Activities:
    Depreciation                                           146        135
  Changes in Operating Assets & Liabilities:
        Decrease in Other Receivables                      -0-      9,509
    (Decrease) in Accounts Payable                         -0- (      883)
    Increase (Decrease) in Taxes                        29,448 (   33,337)
                                                  ------------------------
    Net Cash Provided by Operating Activities           86,758     21,756

Cash Flows from Investing Activities
------------------------------------
  Increase in Contracts                            (  130,000) ( 212,500)
  Collected on Contracts                               57,500        -0-
                                                 ------------------------
    Net Cash Provided by Investing Activities     (   72,500) (  212,500)

Cash Flows from Financing Activities
------------------------------------
    Net Cash Provided by Financing Activities            -0-         -0-
                                                 ------------------------
    Increase (Decrease) in Cash                       14,258 (   190,744)

    Cash at Beginning of Year                    $   148,566 $   298,335
                                                 ------------------------
    Cash at End of Year                          $   162,824 $   107,591
                                                 ========================
Expense Disclosures
-------------------
  Interest                                       $       -0- $       -0-
  Taxes                                               29,448       8,778


                           See Accompanying Notes
                                      6

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 28, 1999 10-K report.

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

Results of Operations
---------------------

During the three months period ended May 31, 1999 the Company collected $130,000 from its mortgage recovery loan package purchased from FDIC or the RTC. In addition, the Company earned $4,362 in interest from its Trust Deed Notes. In 1998, for the three months period ended May 31, 1998, the Company collected $94,000 from its mortgage recovery program and earned $21,018 in interest.

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


                                 /S/ William S. Greaves
Date: December 5, 1999       By:------------------------------
                             William S. Greaves, President
                             (Principal Executive Officer)
                             (Principal Financial & Accounting Officer)