Form 10QSB
period 1999-08-31
FIRST MORTGAGE CORP /UT/
filed 1999-12-06
CIK 36548

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                   For the Quarter Ended August 31, 1999

                        Commission File No. 33-2749

                         FIRST MORTGAGE CORPORATION
                        ---------------------------
           (Exact name of registrant as specified in its charter)


Incorporated under the laws of the State of
             Utah                                           87-03202209
--------------------------------                       --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation of organization)                       Identification Number)


         257 East 200 South, Suite 950, Salt Lake City, Utah 84111
         ---------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (801) 363-7663
                               --------------
             Registrant's telephone number, including area code

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

                         First Mortgage Corporation
                                 Form 10-Q
                     Three Months Ended August 31, 1999


                                   INDEX

                                                                       Page
                                                                      -----

PART I   Financial Information

  ITEM 1    Financial Statements

              Balance Sheets . . . . . . . . . . . . . . . . . . . . . .3

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

  ITEM 4 Submission of Matters to a Vote of Security Holders . . . . . .9

  ITEM 5 Other Information . . . . . . . . . . . . . . . . . . . . . . .9

  ITEM 6 Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .9


         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 10

                         First Mortgage Corporation
                               Balance Sheets
                   August 31, 1999 and February 28, 1999


                                                   (Unaudited)
                                                       August    February
                                                     31, 1999    28, 1999
                                                  ------------------------

       ASSETS

Current Assets
--------------

  Cash in Bank                                    $    57,930 $    48,566
  Cash in Savings                                     100,000     100,000
  Other Receivables                                     3,922       3,922
  Contracts Receivable                                  2,500       2,500
  Notes Receivable                                    628,300     594,000
                                                  ------------------------
       Total Current Assets                           792,652     748,988

Fixed Assets
------------
  Office Equipment                                      1,596       1,818
  Leasehold Improvements                                  260         330
                                                  ------------------------
       Total Fixed Assets                               1,856       2,148

Other Assets
------------
  Investment                                           50,000      50,000
  Certificate of Deposit                              200,000     200,000
  Land                                                 47,968      47,968
                                                  ------------------------
       Total Other Assets                             297,968     297,968
                                                  ------------------------
       Total Assets                               $ 1,092,476 $ 1,049,104
                                                  ========================

                           See Accompanying Notes
                                      3

                         First Mortgage Corporation
                         Balance Sheets -Continued-
                    August 31, 1999 & February 28, 1999

                                                   (Unaudited)
                                                       August    February
                                                     31, 1999    28, 1999
                                                  ------------------------
    Liabilities And Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                $       592 $       592
  Taxes Payable                                        63,685      93,927
                                                  ------------------------
       Total Current Liabilities                       64,277      94,519

Stockholders' Equity
--------------------
  Common Stock, 100,000,000
    Shares Authorized at $0.001 Par Value;
    51,101,680 Shares Issued & Outstanding             51,102      51,102
  Capital in Excess of Par Value                      242,697     242,697
  Retained Earnings                                   734,400     660,786
                                                  ------------------------
       Total Stockholders' Equity                   1,028,199     954,585
                                                  ------------------------
       Total Liabilities &
       Stockholders' Equity                       $ 1,092,476 $ 1,049,104
                                                  ========================


                           See Accompanying Notes
                                      4

                         First Mortgage Corporation
                    Statements of Operations -Unaudited-
          For the Six Months Periods Ended August 31, 1999 & 1998
          and the Three Months Period Ended August 31, 1999 & 1998

                                      For the Six Months      For the Three Months
                                        Periods Ended            Periods Ended
                                     August       August       August       August
                                   31, 1999     31, 1998     31, 1999     31, 1998
                                ------------ ------------ ------------ ------------
Revenues
--------
  Mortgage Recovery             $   188,500  $   313,000  $    58,500  $   219,000
  Interest                            8,854       43,111        4,492       22,093
  Bad Debt Recovery                   8,462        1,468          462        1,045
                                ------------ ------------ ------------ ------------
    Total Revenues                  205,816      357,579       63,454      242,138

Expenses
--------
  Interest Expense                      463          -0-          -0-          -0-
  Commission Expense                 70,400      134,200       18,800       86,200
  Office Expense                         31        5,108        3,336        3,016
  Rent                                4,040        4,350        4,350        2,175
  Professional Fees                   2,800        5,241        4,080        5,182
  Telephone                           1,092        1,581        1,026          513
  Depreciation                          292          270          372          135
  Land Expense                        1,238          -0-          249          -0-
  Travel                              3,610          302        7,201          -0-
  Taxes                              10,800       15,830          -0-        9,330
                                ------------ ------------ ------------ ------------
    Total Expenses                   94,766      166,882       39,414      106,551
                                ------------ ------------ ------------ ------------
    Net Profit Before Taxes         111,050      190,697       73,398      135,587

    Income Taxes                     37,436       57,728       16,102       48,950
                                ------------ ------------ ------------ ------------
    Net Profit After Taxes      $    73,614  $   132,969  $    57,296  $    86,637
                                ============ ============ ============ ============
    Earnings Per Share          $      0.01  $      0.02  $     0.001  $      0.02

    Weighted Average
    Shares Outstanding           51,101,680   51,101,680   51,101,680   51,101,680


                           See Accompanying Notes
                                      5

                         First Mortgage Corporation
                          Statements of Cash Flows
          For the Six Months Periods Ended August 31, 1999 & 1998


                                                   (Unaudited) (Unaudited)
                                                         1999        1998
                                                  ------------------------
Cash Flows from Operating Activities
------------------------------------
  Net Income                                      $    73,614 $   132,969
  Adjustments to Reconcile Net Income
    to Operating Activities:
       Rounding                                           -0-           1
       Depreciation                                       292         270
  Changes in Operating Assets & Liabilities:
    Decrease in Other Receivables                         -0-       9,509
    (Decrease) in Accounts Payable                        -0- (       883)
    Increase (Decrease) in Taxes                  (    30,242)(    53,543)
                                                  ------------------------
       Net Cash Provided by Operating Activities       43,664      88,323

Cash Flows from Investing Activities
------------------------------------
  Increase in Contracts                           (   136,800)(   282,500)
  Collected On Contracts                              102,500         -0-
                                                  ------------------------
       Net Cash Provided by Investing Activities  (    34,300)(   282,500)

Cash Flows from Financing Activities
------------------------------------
       Net Cash Provided by Financing Activities          -0-         -0-
                                                  ------------------------
       Increase (Decrease) in Cash                      9,364 (   194,177)

       Cash at Beginning of Year                      148,566     298,335
                                                  ------------------------
       Cash at End of Year                        $   157,930 $   104,158
                                                  ========================
Expense Disclosures
-------------------
  Interest                                        $       -0- $       -0-
  Taxes                                                37,436      57,728


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



Date: December 5, 1999       By:/S/ William S. Greaves
                             -------------------------
                             William S. Greaves, President
                             (Principal Executive Officer)
                             (Principal Financial & Accounting Officer)