Form 10QSB
period 1999-11-30
FIRST MORTGAGE CORP /UT/
filed 2000-01-19
CIK 36548

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  For the Quarter Ended November 30, 1999

                        Commission File No. 33-2749

                         FIRST MORTGAGE CORPORATION
                        ----------------------------
           (Exact name of registrant as specified in its charter)


Incorporated under the laws of the State of
             Utah                                          87-03202209
--------------------------------------------            ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation of organization)                       Identification Number)


         257 East 200 South, Suite 950, Salt Lake City, Utah 84111
         ----------------------------------------------------------
                  (Address of Principal Executive Offices)

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
Indicate the number of shares outstanding of each class of common stock as of December 31, 1999.


                 51,101,680 Common Stock (Par Value $.001)
                 ------------------------------------------

                         First Mortgage Corporation
                                 Form 10-Q
                    Nine Months Ended November 30, 1999


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

  ITEM 4 Submission of Matters to a Vote of Security Holders . . . . . 11

  ITEM 5 Other Information . . . . . . . . . . . . . . . . . . . . . . 11

  ITEM 6 Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 11


         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 12

                         First Mortgage Corporation

                            Financial Statements

                             November 30, 1999
                                     &
                             February 28, 1999

                         First Mortgage Corporation
                               Balance Sheets
                  November 30, 1999 and February 28, 1999


                                                (Unaudited)
                                                  November     February
                                                  30, 1999     28, 1999
                                                -----------  -----------
              Assets
Current Assets
--------------
  Cash in Bank                                  $   76,691   $   48,566
  Cash in Savings                                  100,000      100,000
  Other Receivables                                  3,922        3,922
  Contracts Receivable                               2,500        2,500
  Notes Receivable                                 560,495      594,000
                                                -----------  -----------
       Total Current Assets                        743,608      748,988

Fixed Assets
------------
  Office Equipment                                   1,526        1,818
  Leasehold Improvements                               225          330
                                                -----------  -----------
       Total Fixed Assets                            1,751        2,148

Other Assets
------------
  Investment                                        50,000       50,000
  Certificate of Deposit                           200,000      200,000
  Land                                              91,832       47,968
                                                -----------  -----------
       Total Other Assets                          341,832      297,968
                                                -----------  -----------
       Total Assets                             $1,087,191   $1,049,104
                                                ===========  ===========

                           See Accompanying Notes






                         First Mortgage Corporation
                         Balance Sheets -Continued-
                   November 30, 1999 & February 28, 1999



                                                (Unaudited)
                                                  November     February
                                                  30, 1999     28, 1999
                                                -----------  -----------
              Liabilities And Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                              $      592   $      592
  Taxes Payable                                     41,678       93,927
                                                -----------  -----------
       Total Current Liabilities                    42,270       94,519

Stockholders' Equity
--------------------
  Common Stock, 100,000,000
    Shares Authorized at $0.001 Par Value;
    51,101,680 Shares Issued & Outstanding          51,102       51,102
  Capital in Excess of Par Value                   242,697      242,697
  Retained Earnings                                751,122      660,786
                                                -----------  -----------
       Total Stockholders' Equity                1,044,921      954,585
                                                -----------  -----------
       Total Liabilities &
       Stockholders' Equity                     $1,087,191   $1,049,104
                                                ===========  ===========


                           See Accompanying Notes

                         First Mortgage Corporation
                    Statements of Operations -Unaudited-
         For the Nine Months Periods Ended November 30, 1999 & 1998
         and the Three Months Period Ended November 30, 1999 & 1998


                             For the Nine Months     For the Three Months
                                   Periods Ended            Periods Ended
                            November    November     November    November
                            30, 1999    30, 1998     30, 1999    30, 1998
                          ----------- -----------  ----------- -----------
Revenues
--------
  Mortgage Recovery       $  240,500  $  333,000   $   49,300  $   20,000
  Interest                    13,328      69,257        4,475      26,146
  Bad Debt Recovery           10,462       3,839        2,000       2,371
                          ----------- -----------  ----------- -----------
    Total Revenues           264,290     406,096       55,775      48,517

Expenses
--------
  Interest Expense               463         -0-          -0-         -0-
  Commission Expense          91,200     150,200       20,800      16,000
  Office Expense           (   1,005)      7,655          -0-       2,550
  Rent                         7,250       7,250        2,175       2,900
  Professional Fees            9,032       5,241        6,232         -0-
  Telephone                    1,574       2,125          481         544
  Depreciation                   438         405          146         135
  Land Expense                 1,238         -0-          -0-         -0-
  Travel                       3,610       2,610          -0-       2,308
  Taxes                       13,617      15,830        2,817         -0-
                          ----------- -----------  ----------- -----------
    Total Expenses           127,417     191,316       32,651      24,437
                          ----------- -----------  ----------- -----------
    Net Profit Before
     Taxes                   136,873     214,780       23,124      24,080

    Income Taxes              46,537      67,119        8,093       9,391
                          ----------- -----------  ----------- -----------
    Net Profit After
     Taxes                $   90,336  $  147,661   $   15,031  $   14,689
                          =========== ===========  =========== ===========
    Earnings Per Share    $    0.002  $    0.003   $    0.000  $    0.000

    Weighted Average
    Shares Outstanding    51,101,680  51,101,680   51,101,680  51,101,680

                           See Accompanying Notes

                         First Mortgage Corporation
                          Statements of Cash Flows
         For the Nine Months Periods Ended November 30, 1999 & 1998

                                                   (Unaudited) (Unaudited)
                                                         1999        1998
                                                   ----------- -----------
Cash Flows from Operating Activities
------------------------------------
  Net Income                                       $   90,336  $  147,661
  Adjustments to Reconcile Net Income
    to Operating Activities:
       Depreciation                                       438         405
  Changes in Operating Assets & Liabilities:
    Decrease in Other Receivables                         -0-       9,509
    (Decrease) in Accounts Payable                        -0-  (      883)
    Increase (Decrease) in Taxes                   (   52,249) (   43,809)
                                                   ----------- -----------
       Net Cash Provided by Operating Activities       38,525     112,884

Cash Flows from Investing Activities
------------------------------------
  Increase in Contracts                            (  143,300) (  290,000)
  Purchase of Land                                 (   43,864)        -0-
  Collected On Contracts                              176,764      32,500
                                                   ----------- -----------
       Net Cash Provided by Investing Activities   (   10,400) (  257,500)

Cash Flows from Financing Activities
------------------------------------
       Net Cash Provided by Financing Activities          -0-         -0-
                                                   ----------- -----------
       Increase (Decrease) in Cash                     28,125  (  144,616)

       Cash at Beginning of Year                      148,566     298,335
                                                   ----------- -----------
       Cash at End of Year                         $  176,691  $  153,719
                                                   =========== ===========
Expense Disclosures
-------------------
  Interest                                         $      463  $      -0-
  Taxes                                                46,537      67,119

                           See Accompanying Notes

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

Results of Operations
---------------------

During the nine months period ending November 30, 1999, the Company collected $240,500 from mortgage recovery activities and $13,328 from interest income. Comparable figures for the nine months of 1998 are $333,000 from mortgage recovery income and $69,257 from interest income.

For the three months period ending November 30, 1999, mortgage recovery revenues were $49,300 and interest earnings were $4,475. Comparable figures for the three month period of 1998, are $20,000 from mortgage revenues and $26,146 from interest income. The increase in revenues from the previous comparable period are the result of specific loan packages obtained from the FDIC. The Company expects this trend to continue into the next six months but not into the next fiscal year.

The Company had $264,290 in revenues in the nine months period ending November 30, 1999. For the comparable six months period ending November 30, 1998, total revenues were $406,906.

Commissions expense for the six months period ending November 30, 1999, were $91,200 and $150,200 for the nine months period of 1998.

Administrative expenses for the nine months period ending November 30, 1999, were $36,217 and for the comparable period of 1998 were $41,116.

Net profit after provisions for income taxes were $46,537 for November 30, 1999, and $67,119 for November 30, 1998.

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

Item 3   Defaults by the Company on its Senior Securities. . . . . .None

Item 4   Results of Votes of Security Holders. . . . . . . . . . . .None

Item 5   Other Information . . . . . . . . . . . . . . . . . . . . .None

Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .None



--------------------------------------------------------------------------

                                 SIGNATURES

--------------------------------------------------------------------------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  January 14, 2000         By:/S/ William S. Greaves
       ------------------       ---------------------------------
                                William S. Greaves, President
                                (Principal Executive Officer)
                                (Principal Financial & Accounting Officer)