Form 10KSB
period 2000-02-28
FIRST MORTGAGE CORP /UT/
filed 2001-04-06
CIK 36548

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-K

      X   Annual report under section 13 or 15(d) of the Securities
     ---  Exchange Act of 1934

          For the fiscal year ended February 28, 2000

          Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from        to        .
                                         ------    ------

                      Commission File Number: 33-2749

                         FIRST MORTGAGE CORPORATION
                        ---------------------------
           (Exact Name of Registrant as Specified in Its Charter)

        Utah                                                 87-0320209
------------------------------                          -------------------
State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization                           Identification No.)

310 South Main Street, 14th Floor Salt Lake City, Utah              84111
------------------------------------------------------             --------
(Address of Principal Executive Offices)                           Zip Code

                               (801) 363-7663
                              ---------------
           (Registrant's Telephone Number, Including Area Code)

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
YES            NO     X
     ---------    ---------

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

     The number of shares of Common Stock of the issuer outstanding as of March 8, 2001 was 51,101,680.

Documents Incorporated by Reference
     A portion of the exhibits in Part III of the issuer's registration statement on Form S-18 is incorporated by reference into Part III of this Form 10-K.

                             TABLE OF CONTENTS

                                                                      Page
                                                                     ------

PART I

Item 1.   Business                                                      1

Item 2.   Property                                                      5

Item 3.   Legal Proceedings                                             6

Item 4.   Submission of Matters to a Vote of Security Holders           6


                                 PART II

Item 5.   Market For Registrant's Common Equity and
          Related Stockholder Matters                                   6

Item 6.   Selected Financial Data                                       7

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 7

Item 8.   Financial Statements and Supplementary Data                   8

Item 9.   Changes in Disagreements With
          Accountants on Accounting and Financial Disclosure            9

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant           19

Item 11.  Executive Compensation                                       20

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                        20

Item 13.  Certain Relationships and Related Transactions               21


                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                                      22

          Signatures                                                   23
                                   PART I
Item 1.  Business.

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



                                     3


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

In the year ended February 28, 2000, the Company acquired no new loan packages. The Company feels that there will be very few loan packages available in the foreseeable future. The Company has provided Bridge Loans on building lots and houses. The notes are all secured by the real estate, and all are due within twelve months of the date of the indebtedness instrument and bear interest between 12% and 20% per annum.

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

                                     4

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

Employees
---------

As of March 8, 2001, the Company, had no full-time employees. Mr. Greaves, the President of the Company devotes approximately one-half his time to the business of the Company. (See Item 10. Directors and Executive Officers of the Registrant.)

Patents and Trademarks
----------------------

The Company does not own any patents or trademark rights.

Item 2.  Property.

Office Space
------------

The principal executive offices of the Company are located at 310 South Main Street, 14th Floor, Salt Lake City, Utah, and consists of approximately 1,000 square feet of office space which it sublets on a month to month basis for $570 per month from Foote, Passey & Griffin, Certified Public Accountants. (See Item 13. Certain Relationships and Related Transactions.)

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended February 28, 2000, to a vote of the security holders.

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

As of March 8, 2001, there were approximately 300 holders of record of the Common Stock of the Company as reported to the Company by its transfer agent.

The Company has not declared any cash dividends on any class of common equity for the last two fiscal years or subsequent to the most recent fiscal year end. The Company does not anticipate declaring or paying any dividends in the foreseeable future.


Item 6.  Selected Financial Data.

                                02/29/00   02/28/99   02/28/98   02/28/97    02/29/96
                               ---------  ---------  ---------  ---------   ---------
Income Statement Data

  Revenue                      $317,188   $460,044   $577,383   $ 59,908    $ 98,161
  Operating Expenses            176,251    195,936    219,298     96,744      87,607
  Income from Operations        140,667    264,108    358,085    (39,836)     10,554
  Interest (Loss) Expenses          464        163          -      3,753       1,120
  Provisions for Taxes          (58,055)   (96,510)  (124,673)    (4,741)      3,419
  Net Income (Loss)             167,598    233,412    (35,095)     9,654

  Earnings Per Share              0.002      0.003      0.001       0.00        0.00

     Shares Outstanding      51,101,680 51,101,680 51,101,680 51,101,680  51,101,680

Balance Sheet Data
  Cash & Cash Equivalent        371,737    348,566    498,335    470,153     340,577

     Total Assets            $1,091,655 $1,049,104   $912,543   $553,575    $730,367

     Total Debt                  54,458     94,519    125,556          -     141,697
     Shareholders' Equity     1,037,197    954,585    789,987    553,575     588,670

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

Liquidity and Capital Resources
-------------------------------

The Company's cash requirements consist principally of working capital, and payment of principal and interest on its outstanding indebtedness. The Company has no plans for capital expenditures. At February 28, 2000, and February 29, 1999, the Company had working capital of $1,037,197 and $954,585, respectively. Cash and cash equivalents balances were $371,737 and $348,561, respectively. The Company's growth in working capital at February 28, 2000 and February 29, 1999, was attributable to its operations. Operations accounted for all increases in cash flows for the years ended February 28, 2000 and February 29, 1999.

The Company believes that cash from operating activities will be sufficient to finance its activities for its fiscal year ending February 28, 2001.

Item 8.  Financial Statements and Supplementary Data.

The following financial statements are attached hereto and incorporated herein:
                                                                      Page
     Independent Auditor's Report                                      F-2

     Balance Sheets for the years ended
     February 28, 2000 and February 29, 1999                           F-3

     Statements of Operations for the Fiscal Years
     Ended February 28, 2000, and February 29, 1999                    F-5

     Statements of Stockholders' Equity                                F-6

     Statements of Cash Flows                                          F-7

     Notes to Financial Statements                                     F-9











                         First Mortgage Corporation

                            Financial Statements

                             February 29, 2000
                                    and
                             February 28, 1999




/Letterhead/



                        Independent Auditors' Report
                        ----------------------------

Board of Directors
First Mortgage Corporation


We have audited the accompanying balance sheet of First Mortgage Corporation, (a Utah Corporation) as of February 29, 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of First Mortgage Corporation, as of February 28,1999, were audited by other auditors whose report dated July 7, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of First Mortgage
Corporation, as of February 29, 2000,   and the results of its operations
and its cash flows for the year ended February 29, 2000, in conformity with generally accepted accounting principles.




/S/ Nilson & Associates
Nilson & Associates
Salt Lake City, Utah
March 28, 2001

                         First Mortgage Corporation
                               Balance Sheets

                                                     February    February
                                                     29, 2000    28, 1999
                                                   ----------- -----------
              Assets

Current Assets
--------------

  Cash in Bank (Note 2)                            $   71,737  $   48,566
  Certificates of Deposit (Note 9)                    100,000     100,000
  Contracts Receivable                                      -       2,500
  Other Receivables                                     3,922       3,922
  Notes Receivable (Net of $22,500 and $0
    allowance for bad debt) (Note 6)                  473,621     594,000
                                                   ----------- -----------
       Total Current Assets                           649,280     748,988

Fixed Assets (Net) (Note 4)                             1,614       2,148

Other Assets
------------

  Notes Receivable (Note 6)                            75,000           -
  Investment                                           50,000      50,000
  Certificates of Deposit (Note 9)                    200,000     200,000
  Land (Note 3)                                       115,761      47,968
                                                   ----------- -----------

       Total Other Assets                             440,761     297,968
                                                   ----------- -----------

       Total Assets                                $1,091,655  $1,049,104
                                                   =========== ===========



                                 Continued
                                    F-3







                         First Mortgage Corporation
                               Balance Sheets

                                                     February    February
                                                     29, 2000    28, 1999
                                                   ----------- -----------

              Liabilities And Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                                 $        -  $      592
  Taxes Payable (Note 8)                               54,458      93,927
                                                   ----------- -----------
       Total Current Liabilities                       54,458      94,519

Stockholders' Equity
--------------------

  Common Stock, 100,000,000 Shares Authorized
    at $0.001 Par Value;
    51,101,680 Shares Issued and Outstanding           51,102      51,102
  Capital in Excess of Par Value                      242,697     242,697
  Retained Earnings                                   743,398     660,786
                                                   ----------- -----------
       Total Stockholders' Equity                   1,037,197     954,585
                                                   ----------- -----------

       Total Liabilities and
       Stockholders' Equity                        $1,091,655  $1,049,104
                                                   =========== ===========


 The accompanying notes are an integral part of these financial statements



                         First Mortgage Corporation
                          Statements of Operations
                        For the Fiscal Years Ended
                        February 29 and February 28

                                                         2000        1999
                                                   ----------- -----------
Revenues
--------

  Mortgage Recovery                                $  186,308  $  360,500
  Interest                                            120,253      92,604
  Miscellaneous                                           165       3,381
  Bad Debt Recovery                                    10,462       3,559
                                                   ----------- -----------
    Total Revenues                                    317,188     460,044

Expenses
--------

  Bad Debt Expense                                     22,500           -
  Commission Expense                                  114,800     162,200
  Interest Expense                                        464         163
  Office Expense                                        2,952       8,861
  Rents                                                 9,020       8,700
  Professional Fees                                    10,048       5,676
  Telephone                                             3,988       2,868
  Depreciation                                            534         583
  Land Expense                                          5,356       2,868
  Travel                                                3,610       3,125
  Taxes                                                 3,249         892
                                                   ----------- -----------
    Total Expenses                                    176,521     195,936
                                                   ----------- -----------
    Income Before Taxes                               140,667     264,108

    Income Taxes                                      (58,055)    (96,510)
                                                   ----------- -----------
    Net Income (Loss) After Taxes                  $   82,612  $  167,598
                                                   =========== ===========

    Basic & Diluted Earnings (Loss) Per Share      $     .002  $     .003

    Weighted Average Shares
    Outstanding                                    51,101,680  51,101,680


 The accompanying notes are an integral part of these financial statements
                                    F-5

                         First Mortgage Corporation
                     Statements of Stockholders' Equity
                  From March 1, 1998 to February 29, 2000

                                                   Additional
                                  Common Stock        Paid in    Retained
                              Shares      Amount      Capital    Earnings
                         --------------------------------------------------
Balance,
February 28, 1998         51,101,680  $   51,102   $  242,697  $  493,188

Income for Year Ended
February 28, 1999                                                 167,598
                         --------------------------------------------------

Balance,
February 28, 1999         51,101,680      51,102      242,697     660,786

Income for Year Ended
February 29, 2000                                                  82,612
                         --------------------------------------------------
Balance,
February 29, 2000         51,101,680  $   51,102   $  242,697  $  743,398
                         ==================================================


 The accompanying notes are an integral part of these financial statements
                                    F-6


                         First Mortgage Corporation
                          Statements of Cash Flows
                         For the Fiscal Years Ended
                        February 29 and February 28

                                                         2000       1999
                                                   ----------- ----------
Cash Flows from Operating Activities
------------------------------------

  Net Income (Loss)                                $   82,612  $  167,598
  Adjustments to Reconcile Net Income or (Loss)
   to Operating Activities:
    Depreciation                                          534         583
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Other Receivables                 -       5,587
   (Increase) Decrease in Accounts Receivable          47,880           -
   (Decrease) Increase in Accounts Payable               (593)       (291)
   Increase (Decrease) in Taxes Payable               (39,469)    (30,746)
   (Increase) Decrease in Prepaid Taxes                     -           -
                                                   ------------ ----------
     Net Cash (Used) Provided by
     Operating Activities                               90,964    142,731

Cash Flows from Investing Activities
------------------------------------

  Purchase of Land                                    (67,793)          -
  Cash Received on Contracts                                -      45,000
  Investment in Contracts                                   -    (337,500)
                                                   ----------- -----------
    Net Cash Provided by Investing Activities         (67,793)    292,500

Cash Flows from Financing Activities
------------------------------------
    Net Cash Provided by Financing Activities               -           -
                                                   ----------- -----------
    Increase (Decrease) in Cash                        23,171    (149,769)

    Cash at Beginning of Year                         148,566     298,335
                                                   ----------- -----------
    Cash at End of Year                            $  171,737  $  148,566
                                                   =========== ===========

Expense Disclosures
-------------------
  Interest                                         $      464  $      163
  Taxes                                                61,304      91,635


 The accompanying notes are an integral part of these financial statements
                                    F-7

                         First Mortgage Corporation
                       Notes to Financial Statements

NOTE 1 - Corporate History and Purpose
--------------------------------------

The Company was incorporated on March 1, 1977, under the laws of the State of Utah and amended its articles of incorporation April 5, 1982. The Company's purpose is to act as a Real Estate Mortgage Broker and to take advantage of any legal business opportunity which appears to have profitable potential for the Company.


NOTE 2 - Summary of Significant Accounting Policies
---------------------------------------------------

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

NOTE 3 - Commercial Land
------------------------
The Company is a common tenant with an undivided 80% interest in 5.58 acres of commercially zoned land in Pocatello, Idaho. The acreage is in the Northeast quadrant of the intersection of Center Street and the I-15 Freeway. The location of the property is near Idaho State University and across the street from the Intermountain Health Care facility. The land is presently vacant, and has no encumbrances. Feasibility studies have been done so that development might be undertaken.

NOTE 4 - Depreciation of Fixed Assets
--------------------------------------
The following is a summary of leasehold improvements and office equipment at cost, accumulated depreciation, and depreciation expense.

                                              Accumulated    Depreciation
                                    Cost      Depreciation      Expenses
Assets                          2000   1999    2000   1999    2000   1999
--------------------------------------------------------------------------
Leasehold Improvements        $1,400 $1,400  $1,160 $1,070  $   90 $  140
Office Equipment               5,339  5,339   3,964  3,521     443    443
                             ----------------------------------------------
  Total                       $6,739 $6,739  $5,124 $4,591  $  533 $  583
                             ==============================================

Depreciation for all fixed assets is computed using the straight-line method with useful lives of 6 or 10 years on both classes of assets.

                                    F-8
                         First Mortgage Corporation
                       Notes to Financial Statements

NOTE 5- Land Expenses
---------------------

The Company paid costs on the land described in Note 4 as follows.

                                                         2000         1999
                                                   -----------  -----------
     Taxes                                         $        -   $      510
     Land Improvements                                 67,793            -
                                                   -----------  -----------
          Total Expenses                           $   67,793   $      510
                                                   ===========  ===========

NOTE 6 - Notes Receivable
-------------------------

The Company provided Bridge Loans on building lots and houses. The notes are all due within twelve months of the date of the indebtedness instrument and bear interest between 12% to 20% per annum. The Company holds Trust Deed Notes on the property and has guarantees from the owners.

NOTE 7 - Related Party Transactions
-----------------------------------

A.   Commissions

The Company has an agreement with its officers to pay a commission of up to 40% of the total collected on the Resolution Trust Corporation, and the F.D.I.C. notes after it has recovered its initial investment. Commission using the same criteria, of up to 40% may also be paid to other persons, as contracted by the officers, for amounts collected. In the year ended February 29, 2000, commissions of $114,800 were paid to the Company President. In the year ended February 28, 1999, commission of $162,200 was paid to its President.

B.   Office Facilities

The Company rents space and office incidentals (copy service, secretarial, and miscellaneous) from the firm of one of its officers. Such space is on a month to month basis, and may be terminated by either party, with one month notice. The total amount paid in the fiscal year ended February 29, 2000 was $9,020.

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


                                    F-9
                         First Mortgage Corporation
                       Notes to Financial Statements

NOTE 7 - Related Party Transactions
-----------------------------------

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

The Company provides to Mr. Wade a nominal amount of office space at no charge, the Company has no written contracts for such arrangement

NOTE 8 - Taxes
--------------

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense.

                                                         2000         1999
                                                   -----------  -----------
Current Tax Asset Value of Net Operating           $        -   $        -
Loss Carryforwards at Current Prevailing
  Federal Tax Rate                                          -            -
Evaluation Allowance                                        -            -
                                                   -----------  -----------
     Net Tax Asset                                 $        -   $        -
                                                   ===========  ===========
     Current Income Tax Expense                    $   58,055   $   96,510
     Deferred Income Tax                                    -            -

NOTE 9 - Certificates of Deposit
--------------------------------

The Company currently has three certificates of deposits (CD) of $100,000 each in two financial institutions. One CD matures August 2000 and bears an interest rate of 5.58%. Two CDs mature in November and December 2001 and bear an interest rate of 6.16%.




                                    F-10
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     During 2000, the Company's Certified Public Accountant, Darrell Schvaneveldt & Company, died. His practice was acquired by Nilson & Associates, the Company's current Certified Public Accountant.

                                  PART III


Item 10.  Directors and Executive Officers of the Registrant.

The following information is provided for each of the executive officers and directors of the Company:


WILLIAM S. GREAVES has been the President and a Director of the Company since 1977. Mr. Greaves devotes approximately half of his time to the business of the Company. Since approximately 1980, he has been the president of Green River Development Associates, Inc., a privately held company engaged in providing retail services to long-haul truckers. Mr. Greaves received his bachelor of science degree in 1966 in sociology and business from Utah State University, and his masters of public administration in 1970 from the University of Southern California. Age 55.

STANLEY R. DE WAAL has been the Secretary and Treasurer of the Company since 1977 and has been a Director of the Company since 1977. He is certified public accountant and a senior partner in DeWaal, Keeler & Company, Certified Public Accountants, which has been his principal occupation for at least the past five years. (See Item 13. Certain Relationships and Related Transactions.) Age 65.

DONALD L. SMITH has been a Director of the Company since 1977. From 1975 to 1991 Mr. Smith was the owner of Smith Agency/Insurance Associates, an independent insurance agency. Since 1991 he has been an insurance agent for ATP Insurance, Inc., an independent insurance agency. Age 66.

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

During the most recent fiscal year ended February 28, 2000, the Company did not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. Therefore, no Forms 3,4, or 5 were filed during such year.

Item 11.  Executive Compensation.

The following table sets forth the aggregate executive compensation paid by the Company for the fiscal years ended February 28, 1999, 1998 and 1997.

                    Annual Compensation         Long Term Compensation
                    --------------------------  --------------------------
                                                Awards             Payouts
                                                -----------------  -------
                                                Restr                      All
Name and                         Annual         icted              LTIP    Other
Principal                        Annual         Stock     Options  Pay-    Compen
Positions   Year    Salary Bonus Compensation   Awards    /SARs    outs    sation
------------------------------------------------------------------------------------
William S.  2000    $  -   $  -  $148,000(1)       -         -        -       -
Greaves,    1999       -      -  $162,200(1)       -         -        -       -
President   1998       -      -  $182,000(1)       -         -        -       -
------------------------------------------------------------------------------------

(1)Mr. Greaves received this compensation as commission on individual packages of loans managed by the Company.

Mr Greaves compensation is determined on the basis of each individual loan package purchased by the Company. In general, Mr. Greaves receives from approximately twenty to forty percent of the proceeds of the loan packages after the initial purchase price for the package is collected and paid to the Company and the other joint venture investors.

No other executive officer of the Company received any compensation exceeding $100,000 for the fiscal years ended February 28, 2000, 1999 and 1998.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.

The following table sets forth certain information concerning the stock ownership as of August 31, 1995, of (I) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock; (ii) all directors; (iii) each of the executive officers; and
(iv) directors and executive officers of the Company as a group:

                   Name and Address            Amount and Nature of      Percent
Title of Class    of Beneficial Owner          Beneficial Ownership     of Class
----------------- ---------------------------  --------------------    ---------
Common Stock      William S. Greaves                    25,601,100       50.08%
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
($.001 par value) Officers as a Group
                  (3 Persons)

* Represents less than one percent of the total outstanding shares.
                                     20
There are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change of control of the Company.
However, the Company is seeking additional business ventures, the acquisition of which could result in a change of control of the Company. The Company presently has not entered into any arrangements with any party in connection with a potential acquisition.

Item 13.  Certain Relationships and Related Transactions.

The Company sublets its principal executive offices from Foote, Passey & Griffin, Certified Public Accountants. Mr. DeWaal, an officer and director of the Company, is a senior partner in such accounting firm. Management believes that the price paid for such space is equal to or less than would be paid for similar space from a non-affiliated third party. The Company has no written contract for such services. (See Item 2. Property and Item
10. Directors and Executive Officers of the Registrant.)

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

Foote, Passey & Griffin, Certified Public Accountants, provides accounting services for the Company. Mr. DeWaal, an officer and director of the Company, is a senior partner in such accounting firm. Management believes that the price paid for such accounting services is equal to or less than would be paid for similar services from a non-affiliated third party. The Company has no written contract for such services. (See Item 10. Directors and Executive Officers of the Registrant.)

Foote, Passey & Griffin, Certified Public Accountants, provides accounting services for Green River Development Associates, Inc., a company controlled by Mr. Greaves, an officer and director of the Company. Mr. DeWaal, an officer and director of the Company, is a senior partner in such accounting firm. In addition, ATP Insurance, Inc., an independent insurance agency affiliated with Mr. Smith, a director of the Company, provides insurance products for Green River Development Associates, Inc. (See Item 10. Directors and Executive Officers of the Registrant.)

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


                                     21


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



                                     22
                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     FIRST MORTGAGE CORPORATION



                                     By: /S/ William S. Greaves
                                     -------------------------------------
Date: March 30, 2001                 William S. Greaves,
                                     President and  Chief Executive Officer

                                     By: /S/Stanley R. DeWaal
                                     -------------------------------------
                                     Stanley R. DeWaal, Director


                                     By: Donald L. Smith
                                     -------------------------------------
                                     Donald L. Smith, Director



                                     23


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company has not furnished to its shareholders an annual report covering the registrant's fiscal year ended February 28, 2000. No proxy statement, form of proxy or other proxy soliciting material has been sent to any of the registrant's security-holders with respect to any annual or other meeting of the security-holders. The registrant has no immediate plans to furnish any proxy material to its security-holders subsequent to the filing of this annual report on Form 10-K. However, the Company intends to furnish its shareholders an annual report for the year ended February 28, 2000.