Form 10-Q
period 2000-05-31
FIRST MORTGAGE CORP /UT/
filed 2001-07-06
CIK 36548

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                     For the Quarter Ended May 31, 2000

                        Commission File No. 33-2749

                         FIRST MORTGAGE CORPORATION
                        ----------------------------
           (Exact name of registrant as specified in its charter)


             Utah                                         87-03202209
--------------------------------                      ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation of organization)                       Identification Number)


       310 South Main Street, 14th Floor, Salt Lake City, Utah 84111
       --------------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (801) 363-7663
                              ----------------
             Registrant's telephone number, including area code


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
Indicate the number of shares outstanding of each class of common stock as of June 12, 2001.


                 51,101,680 Common Stock (Par Value $.001)
                 ------------------------------------------

                         First Mortgage Corporation
                                 Form 10-Q
                       Six Months Ended May 31, 2000

                                   INDEX
                                  --------

                                    Page
                                  -------

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

  ITEM 4 Submission of Matters to a Vote of Security Holders . . . . . .8

  ITEM 5 Other Information . . . . . . . . . . . . . . . . . . . . . . .8

  ITEM 6 Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .8

         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .9


                         First Mortgage Corporation
                               Balance Sheets
                     May 31, 2000 and February 29, 2000

                                                          May    February
                                                     31, 2000    29, 2000
                                                  ------------------------
                                                   (Unaudited)
    Assets

Current Assets
--------------

  Cash in Bank                                    $    50,528 $    71,737
  Cash in Savings                                     100,000     100,000
  Other Receivables                                     3,922       3,922
  Notes Receivable (Net of $22,500
   allowance for bad debt)                            470,175     473,621
                                                  ------------------------
    Total Current Assets                              624,625     649,280

Fixed Assets (Net)                                      3,133       1,614
------------------

Other Assets
------------

  Notes Receivable                                     75,000      75,000
  Investment                                           50,000      50,000
  Certificate of Deposit                              200,000     200,000
  Land                                                115,761     115,761
                                                  ------------------------
    Total Other Assets                                440,761     440,761
                                                  ------------------------
    Total Assets                                  $ 1,068,519 $ 1,091,655
                                                  ========================







                                 Continued
                                     3


                         First Mortgage Corporation
                               Balance Sheets
                      May 31, 2000 & February 29, 2000

                                                          May    February
                                                     31, 2000    29, 2000
                                                  ------------------------
                                                   (Unaudited)
    Liabilities and Stockholders' Equity

Current Liabilities
-------------------

  Taxes Payable                                   $         - $    54,458
                                                  ------------------------
    Total Current Liabilities                               -      54,458

Stockholders' Equity
--------------------

  Common Stock, 100,000,000
    Shares Authorized at $0.001 Par Value;
    51,101,680 Shares Issued & Outstanding             51,102      51,102
  Capital in Excess of Par Value                      242,697     242,697
  Retained Earnings                                   774,720     743,398
                                                  ------------------------
    Total Stockholders' Equity                      1,068,519   1,037,197
                                                  ------------------------
    Total Liabilities &
    Stockholders' Equity                          $ 1,068,519 $ 1,091,655
                                                  ========================







               See accompanying notes to financial statements
                                     4

                         First Mortgage Corporation
                    Statements of Operations (Unaudited)
           For the Three Months Periods Ended May 31, 2000 & 1999

                                                         2000        1999
                                                  ------------------------
Revenues
--------
  Mortgage Recovery                               $    62,000 $   130,000
  Interest                                              4,420       4,362
  Bad Debt Recovery                                         -       8,000
                                                  ------------------------
    Total Revenues                                     66,420     142,362

Expenses
--------
  Interest Expense                                          -         463
  Commission Expense                                   25,400      47,000
  Office Expense                                          270         225
  Rent                                                    970       2,175
  Professional Fees                                       663       1,200
  Telephone                                               354         565
  Depreciation                                            223         146
  Land Expense                                            476         866
  Travel                                                  100       3,110
  Taxes                                                 6,642           -
                                                  ------------------------
    Total Expenses                                     35,098      55,750
                                                  ------------------------
    Net Profit Before Taxes                            31,322      86,612

    Income Taxes                                            -      29,448
                                                  ------------------------
    Net Profit After Taxes                        $    31,322 $    57,164
                                                  ========================

    Earnings Per Share                            $      0.00 $      0.00

    Weighted Average Shares Outstanding            51,101,680  51,101,680









               See accompanying notes to financial statements
                                     5


                         First Mortgage Corporation
                    Statements of Cash Flows (Unaudited)
           For the Three Months Periods Ended May 31, 2000 & 1999

                                                         2000        1999
                                                  ------------------------
Cash Flows from Operating Activities
------------------------------------
  Net Income                                      $    31,322 $    57,164
  Adjustments to Reconcile Net Income
   to Operating Activities:
    Depreciation                                          223         146
  Changes in Operating Assets & Liabilities:
    Increase (Decrease) in Taxes                      (54,458)     29,448
                                                  ------------------------
    Net Cash Provided by Operating Activities         (22,913)     86,758

Cash Flows from Investing Activities
------------------------------------
  Purchase of office equipment                         (1,742)          -
  Increase in Contracts                                     -    (130,000)
  Collected on Contracts                                    -      57,500
                                                  ------------------------
    Net Cash Provided by Investing Activities          (1,742)    (72,500)

Cash Flows from Financing Activities
------------------------------------
  Increase in Notes Receivable                          3,446           -
                                                  ------------------------
    Net Cash Provided by Financing Activities           3,446           -
                                                  ------------------------
    Increase (Decrease) in Cash                       (21,209)     14,258

    Cash at Beginning of Year                          71,737     148,566
                                                  ------------------------
    Cash at End of Year                           $    50,528 $   162,824
                                                  ========================
Expense Disclosures
-------------------
  Interest                                        $         - $         -
  Taxes                                                     -      29,448





               See accompanying notes to financial statements
                                     6


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

NOTE 3 - Statement Preparation
------------------------------

The Company has prepared the accompanying financial statements with interim financial reporting requirement promulgated by the Securities and Exchange
Commission.   The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 29, 2000 10-K report.





                                     7








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

Results of Operations
---------------------

During the three months period ended May 31, 2000 the Company collected $62,000 from its mortgage recovery loan package purchased from FDIC or the RTC. In addition, the Company earned $4,420 in interest from its Trust Deed Notes. In 1998, for the three months period ended May 31, 1998, the Company collected $130,000 from its mortgage recovery program and earned $4,362 in interest.

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

Item 3   Defaults by the Company on its Senior Securities. . . . . . None

Item 4   Results of Votes of Security Holders. . . . . . . . . . . . None

Item 5   Other Information . . . . . . . . . . . . . . . . . . . . . None

Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . None







                                     8


                                 SIGNATURES
                                -----------



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: July 3, 2001           By: /S/ William S. Greaves
                             -------------------------------------------
                             William S. Greaves, President
                             (Principal Executive Officer)
                             (Principal Financial & Accounting Officer)












                                     9