Form 10-Q
period 2000-08-31
FIRST MORTGAGE CORP /UT/
filed 2001-07-06
CIK 36548

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                   For the Quarter Ended August 31, 2000

                        Commission File No. 33-2749

                         FIRST MORTGAGE CORPORATION
                        ----------------------------
           (Exact name of registrant as specified in its charter)


             Utah                                         87-03202209
-------------------------------                      ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation of organization)                       Identification Number)


       310 South Main Street, 14th Floor, Salt Lake City, Utah 84111
       --------------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (801) 363-7663
                             -----------------
             Registrant's telephone number, including area code

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


                 51,101,680 Common Stock (Par Value $.001)
                -------------------------------------------


                         First Mortgage Corporation
                                 Form 10-Q
                      Six Months Ended August 31, 2000


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

  ITEM 4 Submission of Matters to a Vote of Security Holders . . . . . 9

  ITEM 5 Other Information . . . . . . . . . . . . . . . . . . . . . . 9

  ITEM 6 Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 9

         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 10



                         First Mortgage Corporation
                               Balance Sheets
                   August 31, 2000 and February 29, 2000

                                                       August    February
                                                     31, 2000    29, 2000
                                                  ------------------------
                                                   (Unaudited)
       Assets

Current Assets
--------------

  Cash in Bank                                    $   114,330 $    71,737
  Cash in Savings                                     100,000     100,000
  Other Receivables                                     3,922       3,922
  Notes Receivable                                    456,176     473,621
                                                  ------------------------
       Total Current Assets                           674,428     649,280

Fixed Assets (Net)                                      3,329       1,614
------------------

Other Assets
------------

  Notes Receivable                                     75,000      75,000
  Investment                                           50,000      50,000
  Certificate of Deposit                              200,000     200,000
  Land                                                115,761     115,761
                                                  ------------------------
       Total Other Assets                             440,761     440,761
                                                  ------------------------

       Total Assets                               $ 1,118,518 $ 1,091,655
                                                  ========================







                                 Continued
                                     3


                         First Mortgage Corporation
                               Balance Sheets
                    August 31, 2000 & February 29, 2000

                                                       August    February
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

Stockholders' Equity
--------------------
  Common Stock, 100,000,000
    Shares Authorized at $0.001 Par Value;
    51,101,680 Shares Issued & Outstanding             51,102      51,102
  Capital in Excess of Par Value                      242,697     242,697
  Retained Earnings                                   824,719     743,398
                                                  ------------------------
       Total Stockholders' Equity                   1,118,518   1,037,197
                                                  ------------------------
       Total Liabilities &
       Stockholders' Equity                       $ 1,118,518 $ 1,091,655
                                                  ========================









               See accompanying notes to financial statements
                                     4


                         First Mortgage Corporation
                    Statements of Operations (Unaudited)
          For the Six Months Periods Ended August 31, 2000 & 1999
          and the Three Months Period Ended August 31, 2000 & 1999

                              For the Six Months    For the Three Months
                                 Periods Ended           Periods Ended
                              August      August       August      August
                            31, 2000    31, 1999     31, 2000    31, 1999
                          ----------- -----------  ----------- -----------
Revenues
--------
  Mortgage Recovery       $  152,250  $  188,500   $   90,250  $   58,500
  Interest                     9,903       8,854        5,483       4,492
  Bad Debt Recovery                -       8,462            -         462
                          ----------- -----------  ----------- -----------
    Total Revenues           162,153     205,816       95,733      63,454

Expenses
--------

  Interest Expense                 -         463            -           -
  Commission Expense          61,600      70,400       36,200      23,400
  Office Expense                 873          31          603        (194)
  Rent                         2,425       4,040        1,455       1,865
  Professional Fees            3,664       2,800        3,001       1,600
  Telephone                      722       1,092          368         527
  Depreciation                   446         292          223         146
  Land Expense                   476       1,238            -         372
  Travel                       3,148       3,610        3,048         500
  Taxes                        7,478      10,800          836      10,800
                          ----------- -----------  ----------- -----------
    Total Expenses            80,832      94,766       45,734      39,016
                          ----------- -----------  ----------- -----------
    Net Profit
    Before Taxes              81,321     111,050       49,999      24,438

    Income Taxes                   -      37,436            -       7,988
                          ----------- -----------  ----------- -----------
    Net Profit
    After Taxes           $   81,321  $   73,614   $   49,999  $   16,450
                          =========== ===========  =========== ===========

    Earnings Per Share    $     0.00  $     0.00   $     0.00  $     0.00

    Weighted Average
    Shares Outstanding    51,101,680  51,101,680   51,101,680  51,101,680





               See accompanying notes to financial statements
                                     5


                         First Mortgage Corporation
                    Statements of Cash Flows (Unaudited)
          For the Six Months Periods Ended August 31, 2000 & 1999

                                                         2000        1999
                                                   ----------- -----------
Cash Flows from Operating Activities
------------------------------------

  Net Income                                       $   49,999  $   73,614
  Adjustments to Reconcile Net Income
    to Operating Activities:
       Depreciation                                       223         292
  Changes in Operating Assets & Liabilities:
    Increase (Decrease) in Taxes                            -     (30,242)
                                                   ----------- -----------
       Net Cash Provided by Operating Activities       50,222      43,664

Cash Flows from Investing Activities
------------------------------------

  Purchase of Office Equipment                           (420)          -
  Increase in Contracts                                     -    (136,800)
  Collected On Contracts                                    -     102,500
                                                   ----------- -----------
       Net Cash Provided by Investing Activities         (420)    (34,300)

Cash Flows from Financing Activities
------------------------------------

  Increase in Notes Receivables                        14,000           -
                                                   ----------- -----------
       Net Cash Provided by Financing Activities       14,000           -
                                                   ----------- -----------
       Increase (Decrease) in Cash                     63,802       9,364

       Cash at Beginning of Year                       50,528     148,566
                                                   ----------- -----------
       Cash at End of Year                         $  114,330  $  157,930
                                                   =========== ===========

Expense Disclosures
-------------------
  Interest                                         $        -  $        -
  Taxes                                                     -      37,436








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

Results of Operations
---------------------
During the six months period ending August 31, 2000, the Company collected $152,250 from mortgage recovery activities and $9,903 from interest income. Comparable figures for the six months of 1999 are $188,500 from mortgage recovery income and $8,854 from interest income.

For the three months period ending August 31, 2000, mortgage recovery revenues were $90,250 and interest earnings were $5,483. Comparable figures for the three month period of 1999, are $58,500 from mortgage revenues and $4,492 from interest income. The increase in revenues from the previous comparable period are the result of specific loan packages obtained from the FDIC. The Company expects this trend to continue into the next six months but not into the next fiscal year.

The Company had $162,163 in revenues in the six months period ending August 31, 2000. For the comparable six months period ending August 31 1999, total revenues were $205,816.

Commissions expense for the six months period ending August 31, 2000, were $61,600 and $70,400 for the six months period of 1999.

Administrative expenses for the six months period ending August 31, 2000, were $19,232 and for the comparable period of 1999 were $24,366.

Net profit after provisions for income taxes were $81,321 for August 31, 2000, and $73,614 for August 31, 1999.

The Company's management anticipates that revenues for the next fiscal year will be limited to interest earned on mortgage contracts.








                                     8


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












                                     9



                                 SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: July 3, 2001            By:/S/ William S. Greaves
                              ------------------------------------------
                              William S. Greaves, President
                              (Principal Executive Officer)
                              (Principal Financial & Accounting Officer)






















                                     10