Form 10-Q
period 2000-11-30
FIRST MORTGAGE CORP /UT/
filed 2001-07-06
CIK 36548

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  For the Quarter Ended November 30, 2000

                        Commission File No. 33-2749

                         FIRST MORTGAGE CORPORATION
                        ----------------------------
           (Exact name of registrant as specified in its charter)


          Utah                                             87-03202209
------------------------------                      -----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation of organization)                       Identification Number)


       310 South Main Street, 14th Floor, Salt Lake City, Utah 84111
      ---------------------------------------------------------------
                  (Address of Principal Executive Offices)

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

                         First Mortgage Corporation
                                 Form 10-Q
                    Nine Months Ended November 30, 2000


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

  ITEM 4 Submission of Matters to a Vote of Security Holders . . . . . .9

  ITEM 5 Other Information . . . . . . . . . . . . . . . . . . . . . . .9

  ITEM 6 Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .9


         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 10


                         First Mortgage Corporation
                               Balance Sheets
                  November 30, 2000 and February 29, 2000

                                                     November    February
                                                     30, 2000    29, 2000
                                                  ------------------------
                                                   (Unaudited)
       Assets

Current Assets
--------------
  Cash in Bank                                    $    12,537 $    71,737
  Cash in Savings                                     100,000     100,000
  Other Receivables                                     3,922       3,922
  Notes Receivable (Net of $22,500
    allowance for bad debt)                           703,675     473,621
                                                  ------------------------
       Total Current Assets                           820,134     649,280

Fixed Assets (Net)                                      3,106       1,614

Other Assets
------------
  Prepaid Tax                                             817           -
  Notes Receivable                                     75,000      75,000
  Investment                                           50,000      50,000
  Certificate of Deposit                              200,000     200,000
  Land                                                115,761     115,761
                                                  ------------------------
       Total Other Assets                             441,578     440,761
                                                  ------------------------
       Total Assets                               $ 1,264,818 $ 1,091,655
                                                  ========================














                                 Continued
                                     3


                         First Mortgage Corporation
                               Balance Sheets
                   November 30, 2000 & February 29, 2000

                                                     November    February
                                                     30, 2000    29, 2000
                                                  ------------------------
                                                   (Unaudited)
       Liabilities And Stockholders' Equity

Current Liabilities
-------------------
  Taxes Payable                                   $         - $    54,458
                                                  ------------------------
       Total Current Liabilities                            -      54,458

Long Term Liabilities
---------------------
  Note Payable                                        107,180           -
                                                  ------------------------
       Total Long Term Liabilities                    107,180           -

Stockholders' Equity
--------------------
  Common Stock, 100,000,000
    Shares Authorized at $0.001 Par Value;
    51,101,680 Shares Issued & Outstanding             51,102      51,102
  Capital in Excess of Par Value                      242,697     242,697
  Retained Earnings                                   863,839     743,398
                                                  ------------------------
       Total Stockholders' Equity                   1,157,638   1,037,197
                                                  ------------------------
       Total Liabilities &
       Stockholders' Equity                       $ 1,264,818 $ 1,091,655
                                                  ========================






               See accompanying notes to financial statements
                                     4


                         First Mortgage Corporation
                    Statements of Operations (Unaudited)
         For the Nine Months Periods Ended November 30, 2000 & 1999
         and the Three Months Period Ended November 30, 2000 & 1999


                            For the Nine Months      For the Three Months
                               Periods Ended            Periods Ended
                            November    November     November    November
                            30, 2000    30, 1999     30, 2000    30, 1999
                          ----------- -----------  ----------- -----------

Revenues
--------
  Mortgage Recovery       $  212,383  $  240,800   $   60,133  $   49,300
  Interest                    14,514      13,328        4,611       4,475
  Bad Debt Recovery                -      10,462            -       2,000
                          ----------- -----------  ----------- -----------
    Total Revenues           226,897     264,290       64,744      55,775

Expenses
--------
  Interest Expense                 -         463            -           -
  Commission Expense          84,500      91,200       22,900      20,800
  Office Expense               1,128      (1,005)         255           -
  Rent                         3,880       7,250        1,455       2,175
  Professional Fees            3,917       9,032          253       6,232
  Telephone                    1,260       1,574          538         481
  Depreciation                   669         438          223         146
  Land Expense                   476       1,238            -           -
  Travel                       3,148       3,610            -           -
  Taxes                        7,478      13,617            -       2,817
                          ----------- -----------  ----------- -----------
    Total Expenses           106,456     127,417       25,624      32,651

    Net Profit
    Before Taxes             120,441     136,873       39,120      23,124

    Income Taxes                   -      46,537            -       8,093
                          ----------- -----------  ----------- -----------
    Net Profit
    After Taxes           $  120,441  $   90,336   $   39,120  $   15,031
                          =========== ===========  =========== ===========

    Earnings Per
    Share                 $     0.00  $     0.00   $     0.00  $     0.00

    Weighted Average
    Shares Outstanding    51,101,680  51,101,680   51,101,680  51,101,680








               See accompanying notes to financial statements
                                     5

                         First Mortgage Corporation
                    Statements of Cash Flows (Unaudited)
         For the Nine Months Periods Ended November 30, 2000 & 1999

                                                         2000        1999
                                                   ----------- -----------

Cash Flows from Operating Activities
------------------------------------
  Net Income                                       $   39,120  $   90,336
  Adjustments to Reconcile Net Income
   to Operating Activities:
    Depreciation                                          223         438
  Changes in Operating Assets & Liabilities:
    (Increase) in Prepaid Expenses                       (816)          -
    Increase (Decrease) in Taxes                            -     (52,249)
                                                   ----------- -----------
    Net Cash Provided by Operating Activities          38,527      38,525

Cash Flows from Investing Activities
------------------------------------

  Increase in Contracts                                     -    (143,300)
  Purchase of Land                                          -     (43,864)
  Collected On Contracts                                    -     176,764
                                                   ----------- -----------
    Net Cash Provided by Investing Activities               -     (10,400)

Cash Flows from Financing Activities
------------------------------------
  (Decrease) in Notes Receivable                     (140,321)          -
                                                   ----------- -----------
    Net Cash Provided by Financing Activities        (140,321)          -
                                                   ----------- -----------
    Increase (Decrease) in Cash                     (101,794)      28,125

    Cash at Beginning of Year                         114,330     148,566
                                                   ----------- -----------
    Cash at End of Year                            $   12,536  $  176,691
                                                   =========== ===========
Expense Disclosures
-------------------
  Interest                                         $        -  $      463
  Taxes                                                     -      46,537








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

Results of Operations
---------------------
During the nine months period ending November 30, 2000, the Company collected $212,383 from mortgage recovery activities and $14,514 from interest income. Comparable figures for the nine months of 1999 are $240,500 from mortgage recovery income and $13,328 from interest income.

For the three months period ending November 30, 2000, mortgage recovery revenues were $60,133 and interest earnings were $4,611. Comparable figures for the three month period of 1999, are $49,300 from mortgage revenues and $4,475 from interest income. The increase in revenues from the previous comparable period are the result of specific loan packages obtained from the FDIC. The Company expects this trend to continue into the next six months but not into the next fiscal year.

The Company had $226,897 in revenues in the nine months period ending November 30, 2000. For the comparable nine months period ending November 30, 1999, total revenues were $264,290.

Commissions expense for the nine months period ending November 30, 2000, were $84,500 and $91,200 for the nine months period of 1999.

Administrative expenses for the nine months period ending November 30, 2000, were $21,956 and for the comparable period of 1999 were $36,217.

Net profit after provisions for income taxes for the nine months ended November 30, 2000 were $120,441 and for the same period for the previous year, $90,336.

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








                                     7


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